Form 10-Q
period 2001-03-31
BRL UNIVERSAL EQUIPMENT 2001 A L P; BRL UNIVERSAL EQUIPMENT CORP
filed 2001-06-26
CIK 1136994, 1136995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    Commission File Numbers: 333-57302
                             333-57302


                      BRL Universal Equipment 2001 A, L.P.
                          BRL Universal Equipment Corp.
           (Exact name of registrants as specified in their charters)

               Delaware                           75-2918461
               Delaware                           75-2918448
           (States or other                     (I.R.S. Employer
          jurisdictions of                       Identification
           incorporation                             Nos.)
          or organization)



      2911 TURTLE CREEK BLVD.,
             SUITE 1240
            DALLAS, TEXAS                            75219
        (Address of principal                      (Zip Code)
          executive offices)


                                 (214) 522-7296
              (Registrants' telephone number, including area code)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         BRL Universal Equipment 2001 A, L.P. is a Delaware limited partnership of which BRL Universal Equipment Management, Inc., a Delaware corporation, is the general partner. BRL Universal Equipment 2001 A, L.P. owns all of the 10,000 shares of outstanding common stock, $1.00 par value of BRL Universal Equipment Corp.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




               BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                          AND SUBSIDIARY

               UNAUDITED CONSOLIDATED BALANCE SHEET


                                           MARCH 31, 2001
                                           ---------------

ASSETS

RENTAL EQUIPMENT
   Equipment                               $   427,000,000

   Less accumulated depreciation                (3,795,556)
                                           ---------------

      Net rental equipment                     423,204,444

CASH AND CASH EQUIVALENTS
                                                    19,590

RECEIVABLES                                      4,843,929
                                           ---------------

TOTAL                                      $   428,067,963
                                           ===============


LIABILITIES AND PARTNERS' EQUITY

INTEREST PAYABLE                           $     4,748,077

PAYABLE TO AFFILIATES
                                                     8,184

PAYABLE TO LIMITED PARTNERS
                                                    87,208

NOTES PAYABLE                                  413,918,750
                                           ---------------

      Total liabilities                        418,762,219

PARTNERS' CAPITAL                                9,305,744
                                           ---------------

TOTAL                                      $   428,067,963
                                           ===============


   See notes to the unaudited consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                                 AND SUBSIDIARY

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                    For the period from
                                                                      January 18, 2001
                                                                    (inception) through
                                                                       March 31, 2001
                                                                    --------------------

Rental revenue                                                         $     5,393,241

Interest expense on rental equipment
                                                                            (5,186,743)
                                                                       ---------------

  Excess of rental revenue over interest expense on rental equipment
                                                                               206,498

Operating expenses
                                                                                (9,963)

Interest income
                                                                                    50
                                                                       ---------------

Income before depreciation
                                                                               196,585

Depreciation
                                                                            (3,795,556)
                                                                       ---------------

Net loss                                                               $    (3,598,971)
                                                                       ===============



          See notes to the unaudited consolidated financial statements.

                              UNIVERSAL EQUIPMENT 2001 A, L.P.
                                (A DELAWARE LIMITED PARTNERSHIP)
                                         AND SUBSIDIARY

                         UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   For the period from
                                                                    January 18, 2001
                                                                   inception) through
                                                                     (March 31, 2001
                                                                   -------------------

OPERATING ACTIVITIES:
   Net loss                                                         $     (3,598,971)
   Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation                                                         3,795,556
      Changes in operating assets and liabilities:
         Receivables                                                      (4,843,929)
         Interest payable                                                  4,748,077
         Payable to affiliates                                                 8,184
                                                                    ----------------
            Net cash provided by operating activities                        108,917

INVESTING ACTIVITIES:
                                                                    ----------------
   Purchases of rental equipment                                        (427,000,000)

FINANCING ACTIVITIES:
   Contributions from partners                                            13,102,250
   Distribution to partners                                                 (110,327)
   Proceeds from notes payable                                           413,918,750
                                                                    ----------------
            Net cash provided by financing activities                    426,910,673

NET INCREASE IN CASH                                                          19,590

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     -

                                                                    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $         19,590
                                                                    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid for interest                                           $        438,667
                                                                    ================
   Payable to limited partners                                      $         87,208
                                                                    ================



          See notes to the unaudited consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        PERIOD FROM JANUARY 18, 2001 (INCEPTION) THROUGH MARCH 31, 2001

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - BRL Universal Equipment 2001 A, L.P. ("BRL") was formed on January 18, 2001. BRL and its wholly owned subsidiary, BRL Universal Equipment Corp. ("BRL Corp." and, collectively with BRL the "Company") were formed for BRL to purchase $427 million of domestic based gas compression equipment in connection with an operating lease transaction. The purchase was financed by the issuance of $350 million of the Company's 8 7/8% Senior Secured Notes due 2008, coupled with bank borrowings and additional equity funding. The equipment purchase, note issuance, additional financing and equity funding occurred on February 9, 2001. BRL leases its gas compression equipment to Universal Compression, Inc. ("Universal") for a seven-year term under an operating lease. In addition to rental payments, Universal is obligated to pay BRL supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease.

      The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation. Deutsche Banc A.G., New York Branch and First Union National Bank are the limited partners. The initial limited partner investor withdrew from BRL and was repaid his capital contribution in February 2001. Net income or loss is allocated to the partners in accordance with the terms of the partnership agreement.

      Separate financial information of BRL Corp. is not required as (a) BRL Corp. is a 100% owned finance subsidiary of BRL and constitutes BRL's only subsidiary and (b) BRL is a joint and several co-issuer of the 8 7/8% Senior Secured Notes due 2008 co-issued by BRL Corp.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of BRL and its wholly owned subsidiary. All material intercompany transactions and account balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim period have been recorded.

      RENTAL EQUIPMENT - Equipment is carried at cost. Depreciation is calculated using the straight-line method, assuming a 20% salvage value and estimated useful lives of 15 years. Company management analyzes its equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will annually assess whether it is probable that the value of the property at the end of the lease term will be less than the residual value guarantee. On the date the deficiency becomes probable, BRL will assess the probability of collection from the lessee of the residual value guarantee and would recognize a loss in the year in which it is determined that collection of the residual value guarantee is not probable.

      ENVIRONMENTAL LIABILITIES - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not aware of any environmental remediation obligations that would affect the operations, financial position or cash flows of the Company and therefore has made no loss accruals.

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on deposit at banks and all highly liquid investments with a maturity of three months or less when purchased.

      RECEIVABLES - Receivables consist almost exclusively of rental receivables related to the operating lease agreement. Receivables are recorded as the related revenues are earned according to the operating lease agreement.

      REVENUE RECOGNITION - Rental revenues are based on the current rental rates, supplemental rent and expenses payable under the operating lease for gas compression equipment leased from BRL to Universal.

      INCOME TAXES - No provision has been made for federal or state income taxes because the liability for such taxes from partnership activities is that of the partners rather than BRL. No provision for taxes has been made for BRL Corp. since the taxable income is insignificant.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

      CONCENTRATIONS OF RISK - The Company's revenue is derived from its leasing activities with Universal, an unrelated third party lessee. The debt secured by the leased properties is recourse only to the rental equipment and the related operating lease with Universal. The recorded assets, obligations and operations of the Company could be substantially affected if the Company's relationship with and/or the financial position of Universal is adversely affected.

2.    NOTES PAYABLE

      The notes payable at March 31, 2001 consist of the following borrowings:


      Senior Secured Notes -
         $350,000,000 fixed rate of 8.875%
         interest due semi-annually
         due February 15, 2008                                            $     350,000,000

      Term Loan -
         $63,918,750 variable rate
         LIBOR or prime plus 3.25% (8.5% at March 31, 2001)
         interest due monthly (based on one month LIBOR)
         due February 15, 2008                                                   63,918,750
                                                                          -----------------

                                                                          $     413,918,750
                                                                          =================




      In addition, BRL raised approximately $13.1 million from equity investments from its limited partners.

      As limited partners of BRL, Deutche Banc A.G., New York Branch and First Union National Bank, may receive return of capital payments for their equity investment in BRL upon certain repurchases or redemptions of the senior secured notes. Affiliates of such limited partners participated as initial purchasers of the senior secured notes and as lenders under the BRL term loan. Affiliates of such limited partners engage in transactions with, and perform services for, Universal in the ordinary course of business.

      Affiliates of BRL and a limited partner are participants in an asset-backed securitization facility with a subsidiary of Universal, as lessee.

      The notes are collateralized by all of the equipment covered by the operating lease agreement. The indenture governing the notes contains covenants that, among other things, restrict the line of business and requires offers to repurchase the notes upon a change of control or certain asset sales.

      In accordance with the terms of the operating lease, Universal paid all of the issuance costs associated with the senior secured notes and the term loan.

3.    OPERATING LEASES

      The Company's equipment is rented to Universal under an operating lease. The lease payments equal the interest accrued on the senior secured notes, interest accrued on the bank borrowings, the margin payable to the general partner of BRL, and a return on partnership equity. The future minimum rentals (including any lease termination payments) to be received by BRL under the operating lease are estimated using interest rates and property balances applicable as of March 31, 2001, as follows:



         Year ending December 31:
         2001                        $    28,047,000
         2002                             37,397,000
         2003                             37,397,000
         2004                             37,397,000
         2005                             37,397,000
         Thereafter                      427,910,000
                                     ---------------

                                     $   605,545,000
                                     ===============


      At the end of the lease term, Universal may (a) elect to purchase all of the equipment, (b) return the equipment to BRL subject to certain conditions or (c) subject to certain provisions, renew the operating lease. Upon the expiration of the lease term, if Universal elects option
      (a) in the preceding sentence, Universal is required to pay the Company an amount sufficient to pay all amounts due under the notes payable (see Note
      2) plus equity funded by the limited partners of BRL. If the Company refinances all of the notes, bank debt, and equity funding, then Universal has the option to renew the operating lease for ten renewal terms of one year each. The future minimum rental schedule above includes the future amounts Universal is required to repay under the operating lease.

4.    RELATED PARTY TRANSACTIONS

      The Company paid affiliates $9,963 for the period ending March 31, 2001 for services pursuant to the terms of the partnership and operating lease agreements.

5.    SUBSEQUENT EVENTS

      In June 2001, the Company completed an exchange offer whereby we issued $350,000,000 aggregate principal amount of our registered 8 7/8% senior secured notes due 2008 (the "New Notes") and Universal's related lease and guarantee obligations in exchange for $350,000,000 aggregate principal amount of our previously outstanding 8 7/8% senior secured notes due 2008 (the "Old Notes"). The Old Notes were issued in February 2001 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. The exchange offer commenced on May 15, 2001 and expired on June 14, 2001. The terms of the New Notes issued in the exchange offer are substantially identical to the terms of the Old Notes, except that the New Notes do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report are forward-looking statements. Such forward-looking statements include, without limitation, sufficiency of available cash flows to fund continuing operations, the Company's future financial position, and future operations. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although management believes the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual result to differ materially from the expectations reflected in the forward-looking statements include the financial position and operations of the Company's lessee, Universal, which include, among other things: (1) competition among the various providers of contract compression services, (2) conditions in the oil and gas industry, including the demand for natural gas as well as the impact from the price of natural gas,
(3) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, (4) changes in economic or political conditions in the markets in which Universal operates, (5) introduction of competing technologies by other companies, (6) the ability to retain and grow the customer base, (7) employment workforce factors, including loss of key employees, and (8) liability claims related to the use of the products and services. Our future results will depend upon various other risks and uncertainties, including but not limited to those detailed in our filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our filings, copies of which are available to the public. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly revise or update such forward-looking statements, whether as a result of new information, future events or otherwise.

The term "BRL", when used in this report, refers to BRL Universal
Equipment 2001 A, L.P. and the terms the "Company", "our" and "we" refer to BRL and its subsidiary, BRL Universal Equipment Corp., as a combined entity.

GENERAL

BRL was formed on January 18, 2001. BRL and its wholly owned subsidiary, BRL Corp., were formed for BRL to purchase $427 million of domestic-based gas compression equipment in connection with an operating lease transaction. The purchase was financed by the issuance of $350 million of the Company's 8 7/8% Senior Secured Notes due 2008, coupled with bank borrowings and additional equity funding. The equipment purchase, note issuance, additional financing and equity funding occurred on February 9, 2001. BRL leases its gas compression equipment to Universal Compression, Inc. ("Universal") for a seven-year term under an operating lease. In addition to rental payments, Universal is obligated to pay BRL supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease.

The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation. Deutsche Banc A.G., New York Branch and First Union National Bank are the limited partners. The initial limited partner investor withdrew from BRL and was repaid his capital contribution in February 2001. Net income or loss is allocated to the partners in accordance with the terms of the partnership agreement.

Affiliates of BRL and a limited partner are participants in an asset-backed securitization facility with a subsidiary of Universal, as lessee.

PERIOD FROM JANUARY 18, 2001 (INCEPTION) TO MARCH 31, 2001

Revenue. The Company's total revenue for the period was $5.4 million. Revenue was not earned or recognized until after the purchase of gas compression equipment on February 9, 2001. As rental revenue is primarily based on BRL's costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances. Based on current interest rates and existing outstanding principal balances, revenue is expected to be approximately $6.4 million per quarter.

Interest Expense on Rental Equipment. Interest expense on rental equipment is the interest recorded in connection with the senior secured notes and the term loan. Interest expense on rental equipment for the period was $5.2 million or 96.2% of rental revenue. Due to the terms of the operating lease with Universal, interest expense on rental equipment is expected to remain fairly constant. Based on current interest rates, interest expense on rental equipment is expected to be approximately $6.2 million per quarter.


Depreciation. Depreciation for the period was $3.8 million. The Company's policy is to record a full month of depreciation in the month an asset is placed into service. As a result, for the quarter ended March 31, 2001, the Company recorded two months of depreciation on the assets placed into service on February 9, 2001. Based on current rental equipment balances, depreciation is expected to be approximately $5.7 million per quarter.


LIQUIDITY AND CAPITAL RESOURCES

Under the triple net lease terms for the equipment owned by BRL, all of the costs of maintaining and financing the equipment are borne by Universal, as the lessee. We believe we have adequate capital resources for the nature of our business and the funds provided by operations will be sufficient to satisfy our obligations. Because we have agreed to limit our activities to the ownership, financing and leasing of equipment under the lease, we do not believe we will have any need to obtain additional debt or equity financing for our current operations. Subject to certain covenants and conditions, the Company may issue up to $300 million of additional senior secured notes under the indenture in connection with a corresponding increase in the BRL term loan and the equity investment. The proceeds of such additional notes will be used to purchase additional equipment to lease to Universal under the operating lease; provided however, that such additional notes must be issued by February 9, 2002.

The Company's cash and cash equivalents balance March 31, 2001 was $0.02 million. Operating activities provided $0.1 million in cash, investing activities used $427.0 million in cash and financing activities provided $426.9 million in cash

Cash provided by operating activities resulted from a net loss of $3.6 million, depreciation of $3.8 million, increased accounts receivable of $4.8 million and increased accounts payable of $4.8 million. Accounts receivable and accounts payable increased due to the Company being an operating entity.

Cash was used in investing activities for the purchase of $427.0 million of rental equipment.

Cash provided by financing activities resulted from $13.1 million of contributions from partners, $350.0 million in proceeds from issuance of senior secured notes due 2008 and $63.9 million from bank borrowings, partially offset by $0.1 million in distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to some market risk due to the floating or variable interest rates under the term loan and preferred equity return. As of March 31, 2001, we had $350.0 million outstanding principal amount under the notes, which bear interest at a fixed rate, and approximately $64.0 million outstanding under our term loan agreement, which bears interest at floating rates. Interest payments on the term loan and preferred equity return are based on LIBOR plus a variable amount. The LIBOR rate at March 31, 2001 was 5.08%. A 1.0% increase in interest rates would result in approximately $770,000 annual increase in our interest expense.

The fair value of the Company's Senior Secured Notes due 2008 was approximately $353.7 million as of March 31, 2001. The estimated fair value amount has been determined by the Company based on the discounted future cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company may be involved in litigation relating to claims arising out of its operations or in the normal course of its businesses. As of March 31, 2001, the Company was not subject to any legal proceedings which, if determined adversely, individually or in the aggregate, would have a material adverse effect on its results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities. On February 9, 2001, BRL issued approximately $13.1 million partnership equity units to its limited partners. All of such limited partnership interests were issued for cash in reliance on an exemption from the registration requirements of the Securities Act pursuant to
Section 4(2) under such Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In June 2001, the Company completed an exchange offer whereby we issued $350,000,000 aggregate principal amount of our registered 8 7/8% senior secured notes due 2008 (the "New Notes") and Universal's related lease and guarantee obligations in exchange for $350,000,000 aggregate principal amount of our previously outstanding 8 7/8% senior secured notes due 2008 (the "Old Notes"). The Old Notes were issued in February 2001 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. The exchange offer commenced on May 15, 2001 and expired on June 14, 2001. The terms of the New Notes issued in the exchange offer are substantially identical to the terms of the Old Notes, except that the New Notes do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:

EXHIBIT NO.                            DESCRIPTION


    3.1 Certificate of Limited Partnership of BRL Universal Equipment 2001 A, L.P. (incorporated by reference to Exhibit 3.1 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    3.2 First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. (incorporated by reference to Exhibit 3.3 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    3.3         Certificate of Incorporation of BRL Universal Equipment Corp.
                (incorporated by reference to Exhibit 3.2 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    3.4 Bylaws of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.4 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    4.1 Registration Rights Agreement with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., Universal Compression, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc. and Scotia Capital (USA), Inc. (incorporated by reference to Exhibit
                4.2 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

    4.2 Indenture with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

    10.1 Equipment Lease Agreement with respect to the Senior Secured Notes operating lease facility, dated as of February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee. (incorporated by reference to Exhibit 10.2 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    10.2 Participation Agreement, dated as of February 9, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, Bankers Trust Company and the other financial institutions listed on the signature pages thereto as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the Tranche A Noteholders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent and Collateral Agent for Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc Alex. Brown Inc., as Arranger, The Bank of Nova Scotia, as Syndicate Agent for Tranche B Lenders, Bank One, N.A., as Documentation Agent for Tranche B Lenders, and First Union National Bank, as Managing Agent. (incorporated by reference to Exhibit 10.3 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    10.3 First Amendment to Participation Agreement dated as of March 20, 2001 by and among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as Guarantor, BRL Universal Equipment 2001 A, L.P., as Lessor, Bankers Trust Company and the other financial institutions listed on the signature pages thereto as Tranche B Lenders, BRL Universal Equipment Management, Inc., as Lessor General Partner, Bankers Trust Company, as Administrative Agent for Tranche B Lenders and Indenture Trustee acting on behalf of the Tranche A Noteholders, and Bankers Trust Company, as Collateral Agent for Tranche B Lenders and Indenture Trustee acting on behalf of the Tranche A Noteholders. (incorporated by reference to Exhibit 10.4 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    10.4 Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Tranche B Lenders. (incorporated by reference to Exhibit 10.5 of the Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal Compression Holdings, Inc., and Universal Compression, Inc. on Form S-4 (File No. 333-57302))

    10.5 Engagement and Indemnity Letter, dated February 9, 2001, among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp. (incorporated by reference to Exhibit 10.12 to Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).


(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                 By: BRL Universal Equipment Management, Inc.,
                                            Its General Partner


Date: June 26, 2001              By     /s/ Gregory C. Greene
                                    --------------------------------
                                            Gregory C. Greene,
                                            President




Date: June 26, 2001              By     /s/ Lucy Burgoon
                                    --------------------------------
                                            Lucy Burgoon,
                                            Chief Accounting Officer



                                 BRL UNIVERSAL EQUIPMENT CORP



Date: June 26, 2001              By     /s/ Gregory C. Greene
                                    --------------------------------
                                            Gregory C. Greene,
                                            President




Date: June 26, 2001              By     /s/ Lucy Burgoon
                                    --------------------------------
                                            Lucy Burgoon,
                                            Chief Accounting Officer