Form 10-Q
period 2001-06-30
BRL UNIVERSAL EQUIPMENT 2001 A L P; BRL UNIVERSAL EQUIPMENT CORP
filed 2001-08-14
CIK 1136994, 1136995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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
     (States or other                              (I.R.S. Employer
     jurisdictions of                            Identification Nos.)
      incorporation
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

                             Yes [X]      No [ ]

      BRL Universal Equipment 2001 A, L.P. is a Delaware limited partnership of which BRL Universal Equipment Management, Inc., a Delaware corporation, is the general partner. BRL Universal Equipment 2001 A, L.P. owns all of the 10,000 shares of outstanding common stock, $1.00 par value, of BRL Universal Equipment Corp.

                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
  BRL Universal Equipment 2001 A, L.P.:

We have audited the accompanying consolidated balance sheet of BRL Universal Equipment 2001 A, L.P. and subsidiary (the "Company") as of June 30, 2001, and the related consolidated statements of operations, and cash flows for the three months ended June 30, 2001, and for the period from January 18, 2001 (inception) through June 30, 2001, and of partners' capital (deficit) for the period from January 18, 2001 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of June 30, 2001, and the results of their operations and their cash flows, for the three months ended June 30, 2001, and for the period from January 18, 2001 (inception) through June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche
Dallas, TX
July 26, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                           JUNE 30, 2001
                                                           -------------
      ASSETS

      RENTAL EQUIPMENT
         Equipment                                         $ 427,000,000

         Less accumulated depreciation                        (9,488,889)
                                                           -------------
            Net rental equipment                             417,511,111

      CASH AND CASH EQUIVALENTS                                   15,240

      RECEIVABLES                                             12,522,823
                                                           -------------
      TOTAL                                                $ 430,049,174
                                                           =============

      LIABILITIES AND PARTNERS' EQUITY

      INTEREST PAYABLE                                     $  12,458,392

      PAYABLE TO AFFILIATES                                        5,693

      PAYABLE TO LIMITED PARTNERS                                 53,778

      NOTES PAYABLE                                          413,918,750
                                                           -------------
            Total liabilities                                426,436,613

      PARTNERS' CAPITAL                                        3,612,561
                                                           -------------
      TOTAL                                                $ 430,049,174
                                                           =============

                See notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             For the period from
                                            Three Months          January 18
                                            Ended June 30,   (inception) through
                                                2001            June 30, 2001
                                            --------------   -------------------
Rental revenue                               $ 9,490,853         $ 14,884,094

Interest expense on rental equipment          (9,117,204)         (14,303,947)
                                             -----------         ------------
  Excess of rental income over interest
     expense on rental equipment                 373,649              580,147

Operating expenses                               (50,528)             (60,491)

Interest income                                      150                  200
                                             -----------         ------------
Income before depreciation                       323,271              519,856

Depreciation                                  (5,693,333)          (9,488,889)
                                             -----------         ------------
Net loss                                     $(5,370,062)        $ (8,969,033)
                                             ===========         ============

                See notes to consolidated financial statements.

              BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT) PERIOD FROM JANUARY 18, 2001 (INCEPTION) THROUGH JUNE 30, 2001


                                                  BRL UNIVERSAL
                                   LIMITED          EQUIPMENT
                                   PARTNERS      MANAGEMENT, INC.      TOTAL
ISSUANCE OF MEMBERSHIP UNITS       $13,082,250      $    20,000     $13,102,250

  Distribution                          (1,000)                          (1,000)

  Preferred return                    (519,656)                        (519,656)

  Net Loss                                           (8,969,033)     (8,969,033)
                                   -----------      -----------     -----------

BALANCE, JUNE 30, 2001             $12,561,594      $(8,949,033)    $ 3,612,561
                                   ===========      ===========     ===========

                See notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   For the period from
                                                           Three Months Ended     January 18 (inception)
                                                              June 30, 2001       through June 30, 2001
                                                           ------------------    ----------------------
OPERATING ACTIVITIES:
   Net loss                                                 $(5,370,062)              $  (8,969,033)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                            5,693,333                   9,488,889
      Changes in operating assets and liabilities:
         Receivables                                         (7,678,894)                (12,522,823)
         Interest payable                                     7,705,334                  12,458,393
         Payable to affiliates                                    2,490                       5,692
                                                             ----------               -------------
            Net cash provided by operating activities           352,201                     461,118
                                                             ----------               -------------

INVESTING ACTIVITIES:
   Purchases of rental equipment                                      -                (427,000,000)

FINANCING ACTIVITIES:
   Contributions from partners                                        -                  13,102,250
   Distribution to partners                                    (356,551)                   (466,878)
   Proceeds from notes payable                                        -                 413,918,750
                                                             ----------               -------------
            Net cash provided by financing activities          (356,551)                426,554,122
                                                             ----------               -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (4,350)                     15,240

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            19,590                           -
                                                             ----------               -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   15,240               $      15,240
                                                             ==========               =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid for interest                                    $1,406,888               $   1,845,556
                                                             ==========               =============
   Payable to limited partners                               $   53,778               $      53,778
                                                             ==========               =============

                See notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE PERIOD FROM JANUARY 18, 2001 (INCEPTION) THROUGH JUNE 30, 2001

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

   The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation. Deutsche Bank A.G., New York Branch and First Union National Bank are the limited partners. The initial limited partner investor withdrew from BRL and was repaid his capital contribution in February 2001. Net income or loss is allocated to the partners in accordance with the terms of the partnership agreement, as amended.

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

2. NOTES PAYABLE

   The notes payable at June 30, 2001 consist of the following borrowings:


            Senior Secured Notes -
              $350,000,000 fixed rate of
              8.875% interest due semi-
              annually due February 15,
              2008                             $350,000,000

            Term Loan -
              $63,918,750 variable rate of
              LIBOR or prime plus 3.25%
              (7.09% at June 30, 2001)
              interest due monthly (based
              on one-month LIBOR) due
              February 15, 2008                  63,918,750
                                               ------------
                                               $413,918,750
                                               ============

   In addition, BRL raised approximately $13.1 million from equity investments from its limited partners during the period from January 18, 2001 (inception) through March 31, 2001.

   As limited partners of BRL, Deutsche Bank A.G., New York Branch and First Union National Bank may receive return of capital payments for their equity investment in BRL upon certain repurchases or redemptions of the senior secured notes. Affiliates of such limited partners participated as initial purchasers of the senior secured notes and as lenders under the BRL term loan. Affiliates of such limited partners engage in transactions with, and perform services for, Universal in the ordinary course of business.

   Affiliates of BRL and a limited partner are participants in an asset-backed securitization facility with a subsidiary of Universal as lessee.

   The notes are collateralized by all of the equipment covered by the operating lease agreement. The indenture governing the notes contains covenants that, among other things, restrict the line of business and require offers to repurchase the notes upon a change of control or certain asset sales.

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

3. OPERATING LEASES

   The Company's equipment is rented to Universal under an operating lease. The lease payments equal the interest accrued on the senior secured notes, interest accrued on the bank borrowings, the margin payable to the general partner of BRL, and a return on partnership equity. The future minimum rentals (including any lease termination payments) to be received by BRL under the operating lease are estimated using interest rates and property balances applicable as of June 30, 2001, as follows:

                  Period ending December 31:
                  2001 (6 months)                $18,517,000
                  2002                            37,033,000
                  2003                            37,033,000
                  2004                            37,033,000
                  2005                            37,033,000
                  Thereafter                      427,152,000
                                                 ------------
                                                 $593,801,000
                                                 ============

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

4. RELATED PARTY TRANSACTIONS

   The Company paid affiliates $60,491 from inception through June 30, 2001, and $50,528 for the three months ended June 30, 2001, for services pursuant to the terms of the partnership and operating lease agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this report are forward-looking statements. Such forward-looking statements include, without limitation, sufficiency of available cash flows to fund continuing operations, the Company's future financial position, and future operations. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although management believes the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include the financial position and operations of the Company's lessee, Universal, which include, among other things: (1) Universal's ability to successfully integrate the businesses it has acquired and may acquire in the future, (2) competition among the various providers of contract compression services, (3) conditions in the oil and gas industry, including the demand for natural gas as well as the impact from the price of natural gas, (4) changes in safety and environmental regulations pertaining to the production and transportation of natural gas, (5) changes in economic or political conditions in the markets in which Universal operates, (6) introduction of competing technologies by other companies, (7) the ability to retain and grow the customer base, (8) employment workforce factors, including loss of key employees, and (9) liability claims related to the use of the products and services. Our future results will depend upon various other risks and uncertainties, including but not limited to those detailed in our filings with the Securities and Exchange Commission. For additional information regarding risks and uncertainties, see our filings, copies of which are available to the public. The forward-looking statements included herein are only made as of the date of this report, and the Company undertakes no obligation to publicly revise or update such forward-looking statements, whether as a result of new information, future events or otherwise.

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

The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation. Deutsche Bank A.G., New York Branch and First Union National Bank are the limited partners. The initial limited partner investor withdrew from BRL and was repaid his capital contribution in February 2001. Net income or loss is allocated to the partners in accordance with the terms of the partnership agreement, as amended.

Affiliates of BRL and a limited partner are participants in an asset-backed securitization facility with a subsidiary of Universal, as lessee.

THREE MONTHS ENDED JUNE 30, 2001

Revenue. The Company's total revenue for the period was $9.5 million. As rental revenue is primarily based on BRL's costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances. Based on current interest rates and existing outstanding principal balances, revenue is expected to be approximately $9.5 million per quarter.

Interest Expense on Rental Equipment. Interest expense on rental equipment is the interest recorded in connection with the senior secured notes and the term loan. Interest expense on rental equipment for the period was $9.1 million or 95.8% of rental revenue. Due to the terms of the operating lease with Universal, interest expense on rental equipment is expected to remain fairly constant. Based on current interest rates, interest expense on rental equipment is expected to be approximately $9.1 million per quarter.

Depreciation. Depreciation for the period was $5.7 million. The Company's policy is to record a full month of depreciation in the month an asset is placed into service. Based on current rental equipment balances, depreciation is expected to be approximately $5.7 million per quarter.


PERIOD FROM JANUARY 18, 2001 (INCEPTION) TO JUNE 30, 2001

Revenue. The Company's total revenue for the period was $14.9 million. Revenue was not earned or recognized until after the purchase of gas compression equipment on February 9, 2001. As rental revenue is primarily based on BRL's costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances. Based on current interest rates and existing outstanding principal balances, revenue is expected to be approximately $33.9 million for the year.

Interest Expense on Rental Equipment. Interest expense on rental equipment is the interest recorded in connection with the senior secured notes and the term loan. Interest expense on rental equipment for the period was $14.3 million or 95.9% of rental revenue. Due to the terms of the operating lease with Universal, interest expense on rental equipment is expected to remain fairly constant. Based on current interest rates, interest expense on rental equipment is expected to be approximately $32.5 million for the year.

Depreciation. Depreciation for the period was $9.5 million. The Company's policy is to record a full month of depreciation in the month an asset is placed into service. As a result, for the period ended June 30, 2001, the Company recorded five months of depreciation on the assets placed into service on February 9, 2001. Based on current rental equipment balances, depreciation is expected to be approximately $20.9 million for the year.

LIQUIDITY AND CAPITAL RESOURCES

Under the triple net lease terms for the equipment owned by BRL, all of the costs of maintaining and financing the equipment are borne by Universal, as the lessee. We believe we have adequate capital resources for the nature of our business and the funds provided by operations will be sufficient to satisfy our obligations. Because we have agreed to limit our activities to the ownership, financing and leasing of equipment under the lease, we do not believe we will have any need to obtain additional debt or equity financing for our current operations. Subject to certain covenants and conditions, the Company may issue up to $300 million of additional senior secured notes under the indenture in connection with a corresponding increase in the BRL term loan and the equity investment. The proceeds of such additional notes would be used to purchase additional equipment to lease to Universal under the operating lease; provided however, that such additional notes must be issued by February 9, 2002.

The Company's cash and cash equivalents balance at June 30, 2001 was $0.02 million. Operating activities provided $0.5 million in cash, investing activities used $427.0 million in cash and financing activities provided $426.6 million in cash.

Cash provided by operating activities resulted from depreciation of $9.5 million and increased accounts payable of $12.5 million partially offset by a net loss of $9.0 million and increased accounts receivable of $12.5 million. Accounts receivable and accounts payable increased due to the Company being an operating entity.

Cash was used in investing activities for the purchase of $427.0 million of rental equipment.

Cash provided by financing activities resulted from $13.1 million of contributions from partners, $350.0 million in proceeds from issuance of senior secured notes due 2008 and $63.9 million from bank borrowings, partially offset by $0.5 million in distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to some market risk due to the floating or variable interest rates under the term loan and preferred equity return. As of June 30, 2001, we had $350.0 million outstanding principal amount under the notes, which bear interest at a fixed rate, and approximately $64.0 million outstanding under our term loan agreement, which bears interest at floating rates. Interest payments on the term loan and preferred equity return are based on LIBOR plus a variable amount. The one-month LIBOR rate at June 30, 2001 was 3.835%. A 1.0% increase in interest rates would result in approximately $770,000 annual increase in our interest expense.

The fair value of the Company's Senior Secured Notes due 2008 was approximately $361.5 million as of June 30, 2001. The estimated fair value amount has been determined by the Company based on the discounted future cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations or in the normal course of its business. As of June 30, 2001, the Company was not subject to any legal proceedings which, if determined adversely, individually or in the aggregate, would have a material adverse effect on its results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents have been included as Exhibits to this report:


   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------
      3.1   Certificate of Limited Partnership of BRL Universal Equipment 2001
            A, L.P. (incorporated by reference to Exhibit 3.1 of the
            Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL
            Universal Equipment Corp., Universal Compression Holdings, Inc., and
            Universal Compression, Inc. on Form S-4 (File No. 333-57302))

      3.2   First Amended and Restated Agreement of Limited Partnership of BRL
            Universal Equipment 2001 A, L.P. dated as of February 9, 2001
            (incorporated by reference to Exhibit 3.3 of the Registration
            Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal
            Equipment Corp., Universal Compression Holdings, Inc., and Universal
            Compression, Inc. on Form S-4 (File No. 333-57302))

      3.3*  Amendment No. 1 to the First Amended and Restated Agreement of
            Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of July 24, 2001.

      3.4   Certificate of Incorporation of BRL Universal Equipment Corp.
            (incorporated by reference to Exhibit 3.2 of the Registration
            Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal
            Equipment Corp., Universal Compression Holdings, Inc., and Universal
            Compression, Inc. on Form S-4 (File No. 333-57302))

      3.5 Bylaws of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.4 of the Registration Statement of BRL Universal
            Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal
            Compression Holdings, Inc., and Universal Compression, Inc. on Form
            S-4 (File No. 333-57302)).

      4.1 Indenture with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A,
            L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of
            New York, as Indenture Trustee (incorporated by reference to Exhibit
            10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on
            Form 10-Q for the quarter ended December 31, 2000).

   --------
   *  Filed herewith.



(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                   By: BRL Universal Equipment Management, Inc.,
                                          Its General Partner


Date: August 14, 2001              By: /s/ Gregory C. Greene
                                       ----------------------------------
                                       Gregory C. Greene,
                                       President


Date: August 14, 2001              By: /s/ Lucy Burgoon
                                       -----------------------------------
                                       Lucy Burgoon,
                                       Chief Accounting Officer



                                   BRL UNIVERSAL EQUIPMENT CORP.


Date: August 14, 2001              By: /s/ Gregory C. Greene
                                       ----------------------------------
                                       Gregory C. Greene,
                                       President


Date: August 14, 2001              By: /s/ Lucy Burgoon
                                       -----------------------------------
                                       Lucy Burgoon,
                                       Chief Accounting Officer

                                 EXHIBIT INDEX


   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------
      3.1   Certificate of Limited Partnership of BRL Universal Equipment 2001
            A, L.P. (incorporated by reference to Exhibit 3.1 of the
            Registration Statement of BRL Universal Equipment 2001 A, L.P., BRL
            Universal Equipment Corp., Universal Compression Holdings, Inc., and
            Universal Compression, Inc. on Form S-4 (File No. 333-57302))

      3.2   First Amended and Restated Agreement of Limited Partnership of BRL
            Universal Equipment 2001 A, L.P. dated as of February 9, 2001
            (incorporated by reference to Exhibit 3.3 of the Registration
            Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal
            Equipment Corp., Universal Compression Holdings, Inc., and Universal
            Compression, Inc. on Form S-4 (File No. 333-57302))

      3.3*  Amendment No. 1 to the First Amended and Restated Agreement of
            Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of July 24, 2001.

      3.4   Certificate of Incorporation of BRL Universal Equipment Corp.
            (incorporated by reference to Exhibit 3.2 of the Registration
            Statement of BRL Universal Equipment 2001 A, L.P., BRL Universal
            Equipment Corp., Universal Compression Holdings, Inc., and Universal
            Compression, Inc. on Form S-4 (File No. 333-57302))

      3.5 Bylaws of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.4 of the Registration Statement of BRL Universal
            Equipment 2001 A, L.P., BRL Universal Equipment Corp., Universal
            Compression Holdings, Inc., and Universal Compression, Inc. on Form
            S-4 (File No. 333-57302)).

      4.1 Indenture with respect to the 8 7/8% Senior Secured Notes due 2008, dated as of February 9, 2001, among BRL Universal Equipment 2001 A,
            L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of
            New York, as Indenture Trustee (incorporated by reference to Exhibit
            10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on
            Form 10-Q for the quarter ended December 31, 2000).

--------
*  Filed herewith.