Form 10-Q
period 2001-09-30
BRL UNIVERSAL EQUIPMENT 2001 A L P; BRL UNIVERSAL EQUIPMENT CORP
filed 2001-11-14
CIK 1136994, 1136995

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

We have audited the accompanying consolidated balance sheet of BRL Universal Equipment 2001 A, L.P. and subsidiary (the "Company") as of September 30, 2001, and the related consolidated statements of operations and cash flows for the three months ended September 30, 2001, and for the period from January 18, 2001 (inception) through September 30, 2001, and of partners' deficit for the period from January 18, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of September 30, 2001, and the results of their operations and their cash flows, for the three months ended September 30, 2001, and for the period from January 18, 2001 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche
Dallas, TX
October 18, 2001

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      SEPTEMBER 30,
                                                           2001
                                                      -------------
     ASSETS

     RENTAL EQUIPMENT
        Equipment                                     $ 427,000,000
        Less accumulated depreciation                   (15,182,220)
                                                      -------------
           Net rental equipment                         411,817,780
     CASH AND CASH EQUIVALENTS                               19,835
     RECEIVABLES                                          4,171,317
                                                      -------------
     TOTAL                                            $ 416,008,932
                                                      =============

     LIABILITIES AND PARTNERS' EQUITY

     INTEREST PAYABLE                                 $   4,124,899
     PAYABLE TO AFFILIATES                                    4,625
     PAYABLE TO LIMITED PARTNERS                             41,335
     NOTES PAYABLE                                      413,918,750
                                                      -------------
           Total liabilities                            418,089,609

     PARTNERS' DEFICIT                                   (2,080,677)
                                                      -------------
     TOTAL                                            $ 416,008,932
                                                      =============

          See accompanying notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE PERIOD FROM
                                                              THREE MONTHS        JANUARY 18 (INCEPTION)
                                                           ENDED SEPTEMBER 30,    THROUGH SEPTEMBER 30,
                                                                  2001                    2001
                                                           -------------------    ---------------------
     Rental revenue                                           $  9,223,378            $ 24,107,472

     Interest expense on rental equipment                        8,893,543              23,197,471
                                                              ------------            ------------
       Excess of rental income over interest
          expense on rental equipment                              329,835                 910,001

     Operating expenses                                            (32,381)                (92,891)

     Interest income                                                    34                     234
                                                              ------------            ------------
     Income before depreciation                                    297,488                 817,344
     Depreciation                                                5,693,333              15,182,222
                                                              ------------            ------------
     Net loss                                                 $ (5,395,845)           $(14,364,878)
                                                              ============            ============

          See accompanying notes to consolidated financial statements.

               BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                FOR THE PERIOD FROM JANUARY 18, 2001 (INCEPTION)
                              THROUGH SEPTEMBER 30,


                                                            BRL UNIVERSAL
                                             LIMITED          EQUIPMENT
                                             PARTNERS      MANAGEMENT, INC.       TOTAL

     ISSUANCE OF MEMBERSHIP UNITS          $ 13,082,250      $    (20,000)     $ 13,102,250
                                           ============      ============      ============
       Distribution                              (1,000)               --            (1,000)
       Preferred return                        (817,049)               --          (817,049)
       Net Loss                                      --       (14,364,878)      (14,364,878)
                                           ------------      ------------      ------------
     BALANCE SEPTEMBER 30, 2001            $ 12,264,201      $(14,344,878)     $  2,080,677
                                           ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE PERIOD
                                                                                         FROM JANUARY 18
                                                                  THREE MONTHS ENDED   (INCEPTION) THROUGH
                                                                  SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                  ------------------    ------------------
     OPERATING ACTIVITIES:
        Net loss                                                      $   (5,395,845)     $  (14,364,878)
        Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Depreciation                                                    5,693,333          15,182,222
           Changes in operating assets and liabilities:
              Receivables                                                  8,351,506          (4,171,317)
              Interest payable                                            (8,333,493)          4,124,899
              Payable to affiliates                                           (1,068)              4,625
                                                                      --------------      --------------
                 Net cash provided by operating activities                   314,433             775,551
                                                                      --------------      --------------


     INVESTING ACTIVITIES:
        Purchases of rental equipment                                             --        (427,000,000)

     FINANCING ACTIVITIES:
        Contributions from partners                                               --          13,102,250
        Distribution to partners                                            (309,838)           (776,714)
        Proceeds from notes payable                                               --         413,918,750
                                                                      --------------      --------------
                 Net cash (used) provided by                                (309,838)        426,244,286
                                                                      --------------      --------------
     financing activities
     NET INCREASE IN CASH
       AND CASH EQUIVALENTS                                                    4,595              19,837
     CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                    15,240                   0
                                                                      --------------      --------------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                         $       19,835      $       19,837
                                                                      ==============      ==============
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION -
        Cash paid for interest                                        $   17,227,036      $   19,072,591
                                                                      ==============      ==============
        Payable to limited partners                                   $       41,335      $       41,335
                                                                      ==============      ==============


          See accompanying notes to consolidated financial statements.

                      BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


    ORGANIZATION - BRL Universal Equipment 2001 A, L.P. ("BRL") and its wholly owned subsidiary, BRL Universal Equipment Corp. ("BRL Corp." and, collectively with BRL the "Company") were organized in Delaware in January 2001 for the purpose of BRL pursuring the purchase of $427 million of domestic based gas compression equipment in connection with an operating lease transaction. The purchase was financed by the issuance of $350 million of the Company's 8 7/8% Senior Secured Notes due 2008, coupled with bank borrowings and additional BRL equity funding. The equipment purchase, note issuance, additional financing and equity funding occurred on February 9, 2001. BRL leases its gas compression equipment to Universal Compression, Inc. ("Universal") for a seven-year term under an operating lease. In addition to rental payments, Universal is obligated to pay BRL supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease.

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

    CONCENTRATIONS OF RISK - The Company's revenue is derived from its leasing activities with Universal, an unrelated third party lessee. The debt secured by the leased equipment is recourse only to the rental equipment and the related operating lease with Universal. The recorded assets, obligations and operations of the Company could be substantially adversely affected if the Company's relationship with and/or the financial position of Universal is adversely affected.

    RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued an amendment to SAB 101, effectively delaying its implementation until the fourth quarter of fiscal years beginning after December 15, 1999. After reviewing SAB 101 and its amendment, the Company believes that its revenue recognition policy is appropriate and that the effects of SAB 101 and its amendment are immaterial to the Company's results of operations.

2. NOTES PAYABLE

    The notes payable at September 30, 2001 consist of the following borrowings:

                   Senior Secured Notes -
                      $350,000,000 fixed rate of
                      8.875% interest due semi-
                      annually due February 15, 2008            $350,000,000

                   Term Loan -
                      $63,918,750 variable rate of
                      LIBOR or prime plus 3.25%
                      (5.887% at September 30, 2001)
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

    In June 2001, the Company completed an exchange offer whereby it issued $350,000,000 aggregate principal amount of its registered 8 7/8% senior secured notes due 2008 (the "New Notes") and Universal's related lease and guarantee obligations in exchange for $350,000,000 aggregate principal amount of the Company's previously outstanding 8 7/8% senior secured notes due 2008 (the "Old Notes"). The Old Notes were issued in February 2001 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. The exchange offer commenced on May 15, 2001 and expired on June 14, 2001. The terms of the New Notes issued in the exchange offer are substantially identical to the terms of the Old Notes, except that the New Notes do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

    On October 23, 2001, the Company purchased an additional $122 million of domestic gas compression equipment from Universal and leased the equipment back to Universal under its existing operating lease facility. The Company raised the proceeds to purchase the equipment through the issuance of an additional $100 million of 8 7/8% Senior Secured Notes due February 15, 2008, together with $18.3 million in additional borrowings under the Company's term loan and an additional $3.7 million equity investment in BRL.

3. OPERATING LEASES

         The Company's equipment is rented to Universal under an operating lease. The lease payments equal the interest accrued on the senior secured notes, interest accrued on the bank borrowings, the margin payable to the general partner of BRL, and a return on partnership equity. The future minimum rentals (including any lease termination payments) to be received by BRL under the operating lease are estimated using interest rates and property balances applicable as of September 30, 2001, as follows

                      Period ending December 31:
                         2001 (3 months)                     $   9,258,500
                         2002                                   37,033,000
                         2003                                   37,033,000
                         2004                                   37,033,000
                         2005                                   37,033,000
                         Thereafter                            427,152,000
                                                             -------------
                                                             $ 584,542,500
                                                             =============

         At the end of the lease term, Universal may (a) elect to purchase all of the equipment, (b) return the equipment to BRL subject to certain conditions or (c) subject to certain provisions, renew the operating lease. Upon the expiration of the lease term, if Universal elects option (a) in the preceding sentence, Universal is required to pay the Company an amount sufficient to pay all amounts due under the notes payable plus equity funded by the limited partners of BRL. If the Company refinances all of the notes, bank debt, and equity funding, then Universal has the option to renew the operating lease for ten renewal terms of one year each. The future minimum rental schedule above includes the future amounts Universal is required to repay under the operating lease (but does not include the additional $122 million of equipment purchased and then leased to Universal in October,
    2001).

4. RELATED PARTY TRANSACTIONS

         The Company paid affiliates $92,891 from inception through September 30, 2001, and $32,381 for the three months ended September 30, 2001, for services pursuant to the terms of the partnership and operating lease agreements.

5. SUBSEQUENT EVENTS

         On October 23, 2001, the Company purchased $122 million of domestic gas compression equipment from Universal and leased the equipment back under its existing operating lease facility. The Company raised the proceeds to purchase the equipment through the issuance of an additional $100 million of 8 7/8% Senior Secured Notes due February 15, 2008, together with $18.3 million in additional borrowings under the Company's term loan and the additional $3.7 million equity investment in BRL. Affiliates of the limited partners of BRL participated as purchasers of the additional Senior Secured Notes and as lenders for the additional borrowings under the Company's term loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements." All statements other than statements of historical fact contained in report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

    Such forward-looking statements include, without limitation:

        o the sufficiency of available cash flows to fund continuing operations;

        o   our future financial position;

        o   the future value of our equipment; and

        o   our future operations.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include the financial position and operations of our lessee, Universal, which include, among other things:

        o Universal's inability to successfully integrate businesses it has acquired or may acquire in the future;

        o conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

        o competition among the various providers of contract compression services;

        o changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

        o   changes in economic or political conditions in operating markets;

        o acts of war or terrorism or governmental or military responses thereto;

        o   introduction of competing technologies by other companies;

        o   Universal's ability to retain and grow its customer base;

        o   employment workforce factors, including loss of key employees; and

        o   liability claims related to the use of our products and services.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

The term "BRL", when used in this report, refers to BRL Universal Equipment 2001 A, L.P. and the terms "our", "us" and "we" refer to BRL and its subsidiary, BRL Universal Equipment Corp., as a combined entity.

GENERAL

ORGANIZATION - BRL Universal Equipment 2001 A, L.P. ("BRL") and its wholly owned subsidiary, BRL Universal Equipment Corp. ("BRL Corp." and, collectively with BRL the "Company") were organized in Delaware in January 2001 for the purpose of BRL pursuing the purchase of $427 million of domestic based gas compression equipment in connection with an operating lease transaction. The purchase was financed by the issuance of $350 million of the Company's 8 7/8% Senior Secured Notes due 2008, coupled with bank borrowings and additional BRL equity funding. The equipment purchase, note issuance, additional financing and equity funding occurred on February 9, 2001. BRL leases its gas compression equipment to Universal Compression, Inc. ("Universal") for a seven-year term under an operating lease. In addition to rental payments, Universal is obligated to pay BRL supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease.

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

THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue. Our total revenue for the period was $9.2 million. As rental revenue is primarily based on BRL's costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances. Based on current interest rates and existing outstanding principal balances, revenue is expected to be approximately $10.3 million per quarter.

Interest Expense on Rental Equipment. Interest expense on rental equipment is the interest recorded in connection with the senior secured notes and the term loan. Interest expense on rental equipment for the period was $8.9 million or 96.5% of rental revenue. Due to the terms of the operating lease with Universal, interest expense on rental equipment is expected to remain fairly constant. Based on current interest rates, interest expense on rental equipment is expected to be approximately $9.9 million per quarter.

Depreciation. Depreciation for the period was $5.7 million. Our policy is to record a full month of depreciation in the month an asset is placed into service. Based on current rental equipment balances, depreciation is expected to be approximately $6.5 million per quarter.

PERIOD FROM JANUARY 18, 2001 (INCEPTION) TO SEPTEMBER 30, 2001

Revenue. Our total revenue for the period was $24.1 million. Revenue was not earned or recognized until after the purchase of gas compression equipment on February 9, 2001. As rental revenue is primarily based on BRL's costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances. Based on current interest rates and existing outstanding principal balances, revenue is expected to be approximately $34.4 million for the year.

Interest Expense on Rental Equipment. Interest expense on rental equipment is the interest recorded in connection with the senior secured notes and the term loan. Interest expense on rental equipment for the period was $23.2 million or 96.3% of rental revenue. Due to the terms of the operating lease with Universal, interest expense on rental equipment is expected to remain fairly constant. Based on current interest rates, interest expense on rental equipment is expected to be approximately $33.1 million for the year.

Depreciation. Depreciation for the period was $15.2 million. Our policy is to record a full month of depreciation in the month an asset is placed into service. As a result, for the period ended September 30, 2001, we recorded five months of depreciation on the assets placed into service on February 9, 2001. Based on current rental equipment balances, depreciation is expected to be approximately $21.7 million for the year.

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

On October 23, 2001, we purchased an additional $122 million of domestic gas compression equipment from Universal and then leased the equipment back to Universal under the existing operating lease facility. We raised the funds to purchase the equipment through the issuance of an additional $100 million of 8 7/8% Senior Secured Notes due 2008, together with an additional $18.3 million in borrowings under our term loan and an additional $3.7 million equity investment in BRL.

Subject to certain covenants and conditions, we may issue up to $200 million of additional senior secured notes under the indenture in connection with a corresponding increase in the BRL term loan and equity investment in BRL. The proceeds of such additional notes would be used to purchase additional equipment to lease to Universal under the operating lease.

Our cash and cash equivalents balance at September 30, 2001 was $.02 million. Operating activities provided $0.8 million in cash, investing activities used $427.0 million in cash and financing activities provided $426.2 million in cash.

Cash provided by operating activities resulted from depreciation of $15.1 million and increased accounts payable of $4.1 million partially offset by a net loss of $14.3 million and increased accounts receivable of $4.1 million. Accounts receivable and accounts payable increased due to us being an operating entity.

Cash was used in investing activities for the purchase of $427.0 million of rental equipment.

Cash provided by financing activities resulted from $13.1 million of contributions from partners, $350.0 million in proceeds from issuance of senior secured notes due 2008 and $63.9 million from bank borrowings, partially offset by $0.8 million in distributions to partners.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to some market risk due to the floating or variable interest rates under the term loan and preferred equity return. As of September 30, 2001, we had $350.0 million outstanding principal amount under the notes, which bear interest at a fixed rate, and approximately $63.9 million outstanding under our term loan agreement, which bears interest at floating rates. Interest payments on the term loan and preferred equity return are based on LIBOR plus a variable amount. The one-month LIBOR rate at September 30, 2001 was 2.637%. A 1.0% increase in interest rates would result in approximately $640 thousand annual increase in our interest expense.

The estimated fair value of our Senior Secured Notes due 2008 was approximately $353.7 million as of September 30, 2001. The estimated fair value amount has been determined by us based on the discounted future cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q WITHIN THE 10-Q

(a) Exhibits.

The following documents have been included as Exhibits to this report:


         EXHIBIT NO.                            DESCRIPTION
         -----------                            -----------

         4.1               First Supplemental Indenture dated as of September
                           11, 2001, among BRL Universal Equipment 2001 A, L.P.
                           and BRL Universal Equipment Corp., as Issuers, and
                           The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Universal Compression
                           Holdings, Inc.'s Current Report on Form 8-K dated
                           October 24, 2001).

         3.1               Amendment No. 2 to the First Amended and Restated
                           Agreement of Limited Partnership of BRL Universal
                           Equipment 2001 A, L.P. dated as of October 23, 2001.

         10.1              Registration Rights Agreement dated as of October 23,
                           2001, among BRL Universal Equipment 2001 A, L.P., and
                           BRL Universal Equipment Corp., as Issuer, Universal
                           Compression Holdings, Inc. and Universal Compression,
                           Inc., Deutsche Banc Alex. Brown Inc., First Union
                           Securities, Inc., Banc One Capital Markets, Inc. and
                           Scotia Capital (USA), Inc. as Initial Purchasers
                           (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.2 First Amendment to Equipment Lease Agreement dated as of October 15, 2001 between BRL Universal Equipment
                           2001 A, L.P., as Lessor, and Universal Compression,
                           Inc., as Lessee (incorporated by reference to Exhibit
                           10.1 of Universal Compression Holdings, Inc.'s
                           Current Report on Form 8-K dated October 24, 2001).

         10.3 First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal
                           Compression, Inc., as Lessee, Universal Compression
                           Holdings, Inc., as Guarantor, BRL Universal
                           Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the
                           Tranche A Noteholders, BRL Universal Equipment
                           Management, Inc., as Lessor General Partner, Bankers
                           Trust Company, as Administrative Agent and Collateral
                           Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc
                           Alex. Brown Inc., as Arranger, The Bank of Nova
                           Scotia, as Syndicate Agent for Tranche B Lenders,
                           Bank One, N.A., as Documentation Agent for Tranche B
                           Lenders, and First Union National Bank, as Managing
                           Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.4              Participation Agreement Supplement No. 1, dated as of
                           October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as
                           Guarantor, BRL Universal Equipment 2001 A, L.P., as
                           Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A
                           Noteholders (incorporated by reference to Exhibit
                           10.3 of Universal Compression Holdings, Inc.'s
                           Current Report on Form 8-K dated October 24, 2001).

         10.5 First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment
                           2001 A, L.P., Bankers Trust Company, as
                           Administrative Agent for Tranche B Lenders and as
                           Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings,
                           Inc.'s Current Report on Form 8-K dated October 24,
                           2001).

----------

(b) Reports on Form 8-K.

-   No Report on Form 8-K was filed during the third quarter of 2001.

- The Company filed a Current Report on Form 8-K on November 6, 2001 to report under Item 2 the purchase of $122 million of domestic gas compression equipment from Universal and Universal Compression Holdings, Inc. with the proceeds from the issuance of $100 million of the Company's 8 7/8 % Senior Secured Notes due 2008, the borrowing of $18.3 million under the term loan and the $3.7 million additional equity investment in BRL.

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

                                  BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
                                  By: BRL Universal Equipment Management, Inc.,
                                           Its General Partner

Date: November 13, 2001           By:   /s/ Gregory C. Greene
                                        ----------------------------------------
                                        Gregory C. Greene,
                                        President

Date: November 13, 2001           By:   /s/ Lucy Burgoon
                                        ----------------------------------------
                                        Lucy Burgoon,
                                        Chief Accounting Officer

                                  BRL UNIVERSAL EQUIPMENT CORP.

Date: November 13, 2001           By:   /s/ Gregory C. Greene
                                        ----------------------------------------
                                        Gregory C. Greene,
                                        President

Date: November 13, 2001           By:   /s/ Lucy Burgoon
                                        ----------------------------------------
                                        Lucy Burgoon,
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


         EXHIBIT NO.                             DESCRIPTION
         -----------                             -----------

         4.1               First Supplemental Indenture dated as of September
                           11, 2001, among BRL Universal Equipment 2001 A, L.P.
                           and BRL Universal Equipment Corp., as Issuers, and
                           The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Universal Compression
                           Holdings, Inc.'s Current Report on Form 8-K dated
                           October 24, 2001).

         3.1               Amendment No. 2 to the First Amended and Restated
                           Agreement of Limited Partnership of BRL Universal
                           Equipment 2001 A, L.P. dated as of October 23, 2001.

         10.1              Registration Rights Agreement dated as of October 23,
                           2001, among BRL Universal Equipment 2001 A, L.P., and
                           BRL Universal Equipment Corp., as Issuer, Universal
                           Compression Holdings, Inc. and Universal Compression,
                           Inc., Deutsche Banc Alex. Brown Inc., First Union
                           Securities, Inc., Banc One Capital Markets, Inc. and
                           Scotia Capital (USA), Inc. as Initial Purchasers
                           (incorporated by reference to Exhibit 4.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.2 First Amendment to Equipment Lease Agreement dated as of October 15, 2001 between BRL Universal Equipment
                           2001 A, L.P., as Lessor, and Universal Compression,
                           Inc., as Lessee (incorporated by reference to Exhibit
                           10.1 of Universal Compression Holdings, Inc.'s
                           Current Report on Form 8-K dated October 24, 2001).

         10.3 First Amended and Restated Participation Agreement, dated as of October 15, 2001, among Universal
                           Compression, Inc., as Lessee, Universal Compression
                           Holdings, Inc., as Guarantor, BRL Universal
                           Compression Equipment 2001 A, L.P., as Lessor, the financial institutions listed on the signature pages as Tranche B Lenders, The Bank of New York, not in its individual capacity but as Indenture Trustee, Paying Agent, Transfer Agent and Registrar for the
                           Tranche A Noteholders, BRL Universal Equipment
                           Management, Inc., as Lessor General Partner, Bankers
                           Trust Company, as Administrative Agent and Collateral
                           Agent for the Tranche B Lenders and Indenture Trustee on behalf of the Tranche A Noteholders, Deutsche Banc
                           Alex. Brown Inc., as Arranger, The Bank of Nova
                           Scotia, as Syndicate Agent for Tranche B Lenders,
                           Bank One, N.A., as Documentation Agent for Tranche B
                           Lenders, and First Union National Bank, as Managing
                           Agent (incorporated by reference to Exhibit 10.2 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

         10.4              Participation Agreement Supplement No. 1, dated as of
                           October 23, 2001, among Universal Compression, Inc., as Lessee, Universal Compression Holdings, Inc., as
                           Guarantor, BRL Universal Equipment 2001 A, L.P., as
                           Lessor, The Bank of New York, not in its individual capacity but as Indenture Trustee for the Tranche A
                           Noteholders (incorporated by reference to Exhibit
                           10.3 of Universal Compression Holdings, Inc.'s
                           Current Report on Form 8-K dated October 24, 2001).

         10.5 First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment
                           2001 A, L.P., Bankers Trust Company, as
                           Administrative Agent for Tranche B Lenders and as
                           Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings,
                           Inc.'s Current Report on Form 8-K dated October 24,
                           2001).

         4.1               First Supplemental Indenture dated as of September
                           11, 2001, among BRL Universal Equipment 2001 A, L.P.
                           and BRL Universal Equipment Corp., as Issuers, and
                           The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 of Universal Compression
                           Holdings, Inc.'s Current Report on Form 8-K dated
                           October 24, 2001).