Form 10-K405
period 2001-12-31
BRL UNIVERSAL EQUIPMENT 2001 A L P; BRL UNIVERSAL EQUIPMENT CORP
filed 2002-04-01
CIK 1136994, 1136995

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file numbers: 333-57302
                                                 333-57302

BRL Universal Equipment 2001 A, L.P.
BRL Universal Equipment Corp.
(Exact name of Registrants as Specified in their Charters)

Delaware Delaware (States or Other Jurisdictions of Incorporation or Organization)	75-2918461 75-2918448 (I.R.S. Employer Identification Nos.)
2911 Turtle Creek Blvd., Suite 1240 Dallas, Texas (Address of Principal Executive Offices)	75219 (Zip Code)

(214) 522-7296
(Registrants' telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        RBL Universal Equipment 2001 A, L.P. is a Delaware limited partnership of which BRL Universal Equipment Management, Inc., a Delaware corporation, is the general partner. All 10,000 outstanding shares of common stock of BRL Universal Equipment Corp., par value $1.00 per share, are owned by BRL Universal Equipment 2001 A, L.P.

        BRL Universal Equipment Corp. meets the conditions set forth in General Instruction I1(a) and (b) of Form 10-K and therefore is filing this Form with the reduced disclosure format.

The Index to Exhibits is on page 18.

PART I

        The term "BRL", when used in this report, refers to BRL Universal Equipment 2001 A, L.P., "BRL Corp." refers to BRL Universal Equipment Corp., our subsidiary, and the terms the "Company," "our," "us" and "we" refer to BRL and BRL Corp., as a combined entity.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as "believes," "expects," "will," "intends," "projects," "anticipates," "estimates," "continues" or similar words or the negative thereof.

        Such forward-looking statements in this report include, without limitation:

  •
  the sufficiency of available cash flows to fund our continuing operations;

  •
  the future value of our equipment; and

  •
  our future financial position.

        Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. The risks related to our business described under "Risk Factors" and elsewhere in this report could cause our actual results to differ from those described in, or otherwise projected or implied by, the forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, these expectations may prove to be incorrect. Important factors that could cause actual results to differ materially from the expectations reflected in these forward-looking statements include among other things:

  •
  conditions in the oil and gas industry, including the demand for natural gas and the impact of the price of natural gas;

  •
  competition among the various providers of contract compression services;

  •
  changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

  •
  acts of war or terrorism or governmental or military responses thereto;

  •
  introduction of competing technologies by other companies; and

  •
  liability claims related to the use of our equipment.

        All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section as well as "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect new information, subsequent events or otherwise.

ITEM 1. Business

        We were formed in January 2001 for the purpose of purchasing natural gas compression equipment and leasing that equipment to UCI, an unaffiliated company, pursuant to an operating lease.

BRL funded the equipment purchase through the issuance of its 8 7/8% senior secured notes due 2008 (which were co-issued by its subsidiary, BRL Corp.), a term loan and an equity investment from its partners. Our governing documents limit our activities, as well as those of BRL Universal Equipment Management, Inc., BRL's general partner, for so long as it serves as general partner, to activities relating to the acquisition, financing and leasing of equipment as described in this report. In addition, so long as the lease transactions with UCI described herein remain outstanding, we have agreed to limit our activities to those related solely to financing and leasing equipment to UCI.

        On February 9, 2001, we purchased $427 million of domestic based gas compression equipment to be leased to UCI in connection with the operating lease transaction. The purchase was financed by the issuance of $350 million of our 8 7/8% senior secured notes due 2008, coupled with a BRL term loan of approximately $64 million, which notes and borrowings are due on February 15, 2008, and approximately $13 million in equity investments from BRL's limited partners. In October 2001, we purchased additional domestic based gas compression equipment with an appraised value of approximately $122 million from UCI in connection with the operating lease. We financed the purchase of this additional equipment through the issuance of an additional $100 million of our 8 7/8% senior secured notes due 2008, coupled with an increase of approximately $18.3 million to our term loan and approximately $3.7 million in additional limited partner equity investments. We lease all of the gas compression equipment to UCI under an operating lease with a term that ends February 8, 2008. In addition to rental payments, UCI is obligated under the operating lease to pay us supplemental rent, costs, taxes, indemnities, and other amounts owing under the operating lease.

        In June 2001, we completed an exchange offer whereby $350 million aggregate principal amount of our registered 8 7/8% senior secured notes due 2008, together with UCI's related lease obligations and the guaranty obligations of UCI's parent company, Universal Compression Holdings, Inc. ("UCH"), were exchanged for the $350 million aggregate principal amount of previously outstanding unregistered 8 7/8% senior secured notes due 2008. The terms of the registered notes were substantially identical to the terms of the unregistered notes, except that the registered notes do not restrict transfer and do not have exchange or registration rights. We completed a similar exchange offer with respect to the $100 million of additional 8 7/8% senior secured notes in March 2002.

        A schedule reflecting the dates and amounts payable on the notes, the term loan and the preferred return on the equity investment is set forth below.

Obligation	Amount Outstanding at December 31, 2001	Amount Due	Date Due
8 7/8% Senior Secured Notes	$450,000,000	Accrued interest of $19,968,750	Each February 15 and August 15 to maturity
Term Loan	$82,181,250	Accrued interest onapproximately $82.2 million, based on the floating rate interest option of LIBOR or prime plus in each case 3.25%, as selected by BRL(1)	15th day of the month of each one-, two-, three- or six-month interest period, as selected by us, to maturity
Equity Investment	$16,818,750	Accrued return on approximately $16.8 million, based on the floating rate interest option of LIBOR or prime plus in each case 5.25%, as selected by BRL(2)	15th day of the month of each one-, two-, three- or six-month interest period, as selected by us.

(1)
Assuming one-month LIBOR is 3.75%, the payment would be $479,500 per month. Assuming one-month LIBOR is 6.75%, the payment would be $685,500 per month.

(2)
Assuming one-month LIBOR is 3.75%, the payment would be $126,000 per month. Assuming one-month LIBOR is 6.75%, the payment would be $168,000 per month.

        The natural gas compression rental industry has grown rapidly, driven by the steady increase in demand for natural gas, the aging of producing natural gas fields and the attractiveness of outsourcing compression needs. Demand for compression services is principally tied to consumption of natural gas rather than exploration or drilling activities. As a result, the industry historically has been less affected by oil and gas price volatility than companies operating in other sectors of the energy industry, resulting in relatively, stable cash flows. We own, and lease to UCI, a highly standardized compressor fleet with units in every significant producing natural gas region in the United States to serve this demand.

Industry

Natural Gas Compression Overview

        Natural gas compression is a mechanical process whereby a volume of gas at an existing pressure is compressed to a desired higher pressure. We own both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also own screw compressors for applications involving low pressure natural gas. Most natural gas compression applications involve compressing gas for its delivery from one point to another. Low pressure or aging natural gas wells require compression for delivery of produced gas into higher pressured gas gathering or pipeline systems. Compression is required because over the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. It is at this time that compression equipment is applied in both field and gathering systems to boost the well's pressure levels and allow gas to be brought to market. Compression is also used to reinject natural gas down producing oil wells to help lift liquids to the surface, known as gas lift operations. In secondary oil recovery operations, natural gas compression is used to inject natural gas into wells to maintain reservoir pressure. Compression is also used in gas storage projects to inject gas into underground reservoirs during off-peak seasons for withdrawal later during periods of high demand. Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, natural gas compression services are used for compressing feedstocks in refineries and for refrigeration applications in natural gas processing plants.

        Typically, compression is required several times during the natural gas production cycle: at the wellhead, at the gathering lines, into and out of gas processing facilities, into and out of storage facilities and through the pipeline. Natural gas compression that is used prior to the "main line transmission system" which transports gas from production to storage or to end-users is considered "field" compression. Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end-user is considered "pipeline" compression. Our equipment is concentrated on the field compression market, production and gas gathering. During the production phase, compression is used to boost the pressure of natural gas from the wellhead so that natural gas can flow into the gathering system or pipeline for transmission to end-users. Typically, these applications require portable low to mid-range horsepower compression equipment located at or near the wellhead. The continually dropping pressure levels in natural gas fields require constant modification and variation of on-site compression equipment.

        In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines. These applications generally require larger horsepower compression equipment (600 horsepower and higher). Similarly, as gas is transported through a pipeline, large compression units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination.

        Gas producers, transporters and processors have historically owned and maintained most of the compression equipment used in their operations. However, in recent years, there has been a growing trend toward outsourcing compression equipment. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure their compressor units to optimize the well production or pipeline efficiency. Due to the technical nature of compression equipment and the need for a dedicated local parts inventory, a diversified fleet of natural gas compressors and a highly trained staff of field service personnel, independent natural gas producers, as well as natural gas processors and transporters, are increasingly outsourcing their compression needs to specialists such as UCI.

        Renting compression equipment from providers like UCI offers customers:

  •
  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment,

  •
  access to the compression service provider's specialized personnel and technical skills, including engineers, field service and maintenance employees, which generally leads to improved run-times and production rates, and

  •
  overall reduction in their compression costs through the elimination of a spare parts inventory and other expenditures associated with owning and maintaining compressor units.

        Customers that elect to outsource compression equipment may choose full maintenance or contract compression for maintaining and/or operating such equipment. Full maintenance calls for the service company to be responsible for the scheduled preventative maintenance, repair and general up-keep of the equipment, while the customer usually remains responsible for installing and handling the day-to-day operation of the equipment. Contract compression requires the service company to maintain and operate and, in many cases, to install the equipment. Often, a service company providing contract compression will inspect the equipment daily, provide consumables such as oil and antifreeze and, if necessary, be present at the site for several hours each day.

Natural Gas Industry Conditions

        A significant factor in the growth of the gas compression equipment market is the increasing consumption of natural gas. In other words, it is the demand for natural gas, rather than the more cyclical oil and gas exploration and drilling activities, that drives the demand for compression services. As a result, the historical financial performance of the gas compression services has been affected less by the short-term market cycles and oil and gas price volatility than the performance of companies operating in other sectors of the energy industry.

        In the United States, natural gas is the second leading fuel in terms of total consumption. In recent years, natural gas has increased its market share of total domestic energy consumption. Domestic consumption of natural gas increased by 22% from 1990 through 2001 to approximately 23 trillion cubic feet, and industry sources forecast the domestic consumption of natural gas to increase approximately 25% to 27% to 30 trillion cubic feet by 2010.

        UCI believes there is approximately 16.3 million horsepower of domestic field compression equipment, of which approximately 35%, or 5.7 million horsepower, was outsourced. The compression rental industry has grown rapidly, increasing at an estimated compound annual growth rate of 16% per year in the United States in terms of horsepower, with the percentage of outsourced domestic field compression horsepower increasing from approximately 20% in 1993 to 35% in 2001. UCI believes the domestic gas compression market will continue to grow due to the following factors:

  •
  higher natural gas consumption, which we expect will increase in the United States at an average rate of 2.0% to 2.5% per year over the next decade,

  •
  the aging of producing natural gas fields in the United States, which will require more compression to continue producing the same volume of natural gas, and

  •
  increased outsourcing by companies with compression needs in order to reduce operating costs, improve production and efficiency and reallocate capital to core business activities.

Our Equipment

        As of December 31, 2001, our fleet consists of 3,199 natural gas compressors with an average of 268 horsepower. The following table illustrates our fleet as of December 31, 2001:

Horsepower Range	Total Horsepower	% of Horsepower	Number of Units
0 - 99	87,219	10.2%	1,239
100 - 299	202,512	23.6%	1,197
300 - 599	138,790	16.2%	357
600 - 999	132,443	15.5%	180
1,000 and over	295,334	34.5%	226

Total	856,298	100%	3,199

        None of our equipment is located outside of the U.S. We estimate, based on horsepower, the weighted average age of our fleet to be approximately 7.7 years and our equipment ranges in age from less than one year to 37 years. The remaining economic useful life of our equipment ranges from 5 to 35 years. We estimate that the weighted average remaining economic useful life of our fleet is approximately 27 years. The actual remaining useful life for an individual unit depends on the use, condition, manufacturer and maintenance and overhaul performed on the unit. UCI performs all maintenance on our fleet under the terms of the operating lease, and we believe our fleet is in excellent condition.

Customers

        In the fiscal year ended December 31, 2001, our single customer, UCI, accounted for 100% of our total rental revenues. UCI's customer base consists of over 1,000 domestic and international companies engaged in all aspects of the oil and gas industry, including major integrated oil and gas companies, international state-owned oil and gas companies, large and small independent producers, natural gas processors, gatherers and pipelines.

Environmental and Other Regulations

        Under the operating lease, UCI indemnifies us for all losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including requirements pertaining to necessary permits such as air permits. We have no environmental losses or liabilities as of February 2002.

Employees and Labor Relations

        As of December 31, 2001, we had no employees. BRL Universal Equipment Management, Inc. and our subsidiary have three officers.

ITEM 2. Properties

        None.

ITEM 3. Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our operations or in the normal course of business. As of the date of this report, we were not subject to any legal proceedings which, if determined adversely, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders

        On October 23, 2001, the general partner and the limited partners of BRL approved Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of BRL in connection with, among other things, (i) the purchase of an additional $122 million of compression equipment from UCI and the leasing of that equipment back to UCI under the existing operating lease, (ii) the financing of such purchase, including the issuance of an additional $100 million of our 8 7/8% senior secured notes due 2008, additional borrowings of $18.3 million under our term loan and an additional equity investment of $3.7 million by BRL's limited partners and (iii) the subsequent exchange offer of the additional $100 million of our 8 7/8% notes. Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of BRL provided for (a) clarification of the procedures for approval by the limited partner of (i) contributions of additional capital by existing limited partners, (ii) admission of new limited partners, and (iii) amendments to the Partnership Agreement; and (b) additional capital contributions for the equipment purchase described in the preceding sentence.

        No matters were submitted to a vote of the shareholders of BRL Corp.

PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

        There is currently no established market for the common equity of BRL and BRL Corp. BRL is a limited partnership with a general partner and two limited partners. All 10,000 shares of outstanding common stock of BRL Corp. are owned by BRL.

        In March 2002, we completed an exchange offer whereby we issued $100 million additional aggregate principal amount of our registered 8 7/8% senior secured notes due 2008, together with UCI's related lease obligations and UCH's related guarantee obligations, in exchange for $100 million aggregate principal amount of our previously outstanding 8 7/8% senior secured notes due 2008. The additional $100 million of notes were issued in October 2001 in a private placement transaction pursuant to Rule 144A under the Securities Act. The terms of the registered notes issued in the exchange offer are substantially identical to the terms of the previously existing $100 million of notes, except that they do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
BRL UNIVERSAL EQUIPMENT 2001 A, L.P.

        The following selected historical consolidated and operating financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report. Our selected historical financial and operating data as of and for the period ending December 31, 2001 have been derived from our audited consolidated financial statements. The consolidated financial statements and report thereon for the period ended December 31, 2001 are included elsewhere in this report.

Statement of Operations	For the period from January 18, 2001 (inception) through December 31, 2001
Data:
Rental revenues	$34,717,506
Gross margin(1)	1,253,932
Depreciation and amortization	(21,959,999)
Income before depreciation	1,131,653
Net loss	(20,828,346)
Other Financial Data:
Cash flows from (used in):
Operating activities	$1,082,374
Investing activities	(549,000,000)
Financing activities	547,938,689
December 31, 2001
Balance Sheet Data:
Total assets	$541,087,729
Total debt	546,208,640
Partners' deficit	(5,120,911)

(1)
Gross margin is defined as total rental revenue less interest expense on rental equipment.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements, and the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See "Part I. Disclosure Regarding Forward-Looking Statements" and "Risk Factors."

General

        We were formed in January 2001 for the purpose of purchasing natural gas compression equipment and leasing that equipment to UCI under an operating lease. BRL funded the equipment purchase through the issuance of its 8 7/8% senior secured notes due 2008 (which were co-issued by its subsidiary, BRL Corp.), a term loan and an equity investment from its partners.

        On February 9, 2001, we purchased $427 million of domestic based gas compression equipment to be leased to UCI in connection with the operating lease transaction. The purchase was financed by the issuance of the $350 million of our 8 7/8% senior secured notes due 2008, coupled with a BRL term loan of approximately $64 million, which notes and borrowings are due on February 15, 2008, and approximately $13 million in equity investments from BRL's limited partners. In October 2001, we purchased additional domestic based gas compression equipment with an appraised value of approximately $122 million from UCI in connection with the operating lease. We financed the purchase of this additional equipment through the issuance of an additional $100 million of our 8 7/8% senior secured notes due 2008, coupled with an increase of approximately $18.3 million to our term loan and approximately $3.7 million in additional limited partner equity investments. We lease all of the gas compression equipment to UCI under an operating lease with a term that ends February 8, 2008. In addition to rental payments, UCI is obligated under the operating lease to pay us supplemental rent, costs, taxes, indemnities and other amounts owing under the operating lease.

        In June 2001, we completed an exchange offer whereby $350 million aggregate principal amount of our registered 8 7/8% senior secured notes due 2008, together with UCI's related lease obligations and the guaranty obligations of UCI's parent company, were exchanged for the $350 million aggregate principal amount of previously outstanding unregistered 8 7/8% senior secured notes due 2008. The terms of the registered notes were substantially identical to the terms of the unregistered notes, except that the registered notes do not restrict transfer and do not have exchange or registration rights. We completed a similar exchange offer with respect to the $100 million of additional 8 7/8% senior secured notes in March 2002.

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

        Affiliates of BRL and one of its limited partners are participants in an asset-backed securitization operating lease facility with a subsidiary of UCI, as lessee.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P.

Period from January 18, 2001 (Inception) to December 31, 2001

        Revenue.    Our total revenue for the period was $34.7 million. Revenue was not earned or recognized until after the initial purchase of gas compression equipment on February 9, 2001. As our rental revenue primarily is based on our costs of financing the acquisition of the equipment, revenue will vary depending on interest rates and the outstanding principal balances.

        Interest Expense on Rental Equipment.    Interest expense on our equipment is the interest recorded in connection with our senior secured notes and the term loan. Interest expense on our equipment for the period was $33.5 million or 96.4% of rental revenue. Due to the terms of the operating lease with UCI, interest expense on our equipment is expected to remain fairly constant.

        Depreciation.    Depreciation for the period was $22.0 million. Our policy is to record a full month of depreciation in the month an asset is placed into service. As a result, for the period ended December 31, 2001, we recorded eleven months of depreciation on the assets placed into service on February 9, 2001 and three months of depreciation on the assets placed in service on October 23, 2001.

Effects of Inflation

        Since our inception in January 2001, inflation has been modest and has not had a material impact upon the results of our operations.

Liquidity and Capital Resources

        Under the triple net lease terms on the equipment we own, all of the costs of maintaining and financing the equipment are borne by UCI, as the lessee. We believe we have adequate capital resources for the nature of our business and that the funds provided by our operations will be sufficient to satisfy our obligations. Because we have agreed to limit our activities to the ownership, financing and leasing of equipment under the operating lease, we do not believe we will have any need to obtain additional debt or equity financing for our current operations.

        On October 23, 2001, we purchased an additional $122 million of domestic gas compression equipment from UCI and then leased the equipment back to UCI under the existing operating lease facility. We raised the funds to purchase the equipment through the issuance of an additional $100 million of our 8 7/8% Senior Secured Notes due 2008, together with an additional $18.3 million in borrowings under our term loan and an additional $3.7 million equity investment. As of February 8, 2002, no additional amounts may be funded under our operating lease facility. However, this does not affect amounts currently outstanding under the facility (or our 8 7/8% senior secured notes that have been issued).

        Our cash and cash equivalents balance at December 31, 2001 was $.02 million. Operating activities provided $1.1 million in cash, investing activities used $549.0 million in cash and financing activities provided $547.9 million in cash.

        Cash provided by operating activities resulted from depreciation of $22.0 million and increased interest payable of $13.5 million partially offset by a net loss of $20.8 million and increased accounts receivable of $13.5 million. Accounts receivable and accounts payable increased due to us being an operating entity.

        Cash was used in investing activities for the purchase of $549.0 million of rental equipment.

        Cash provided by financing activities resulted from $16.8 million of contributions from BRL's partners, $450.0 million in proceeds from issuance of senior secured notes due 2008 and $82.7 million from bank borrowings, partially offset by $1.1 million in distributions to partners and $.5 million in debt issuance costs.

Recent Accounting Pronouncements

        In 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"), Business Combinations; SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets; SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations; and SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 became effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 did not affect the Company's financial position or results of operations. SFAS 142 and SFAS 144 are effective January 1, 2002, and SFAS 143 is effective January 1, 2003. Management believes the adoption of these statements will not impact the Company's financial position or results of operations.

Seasonal Fluctuations

        Our results of operations have not reflected any material seasonal tendencies since our inception.

BRL UNIVERSAL EQUIPMENT CORP.

        BRL Corp. has conducted no operations since January 18, 2001 (inception) other than acting as co-issuer of our $8 7/8% senior secured notes due 2008. Since January 18, 2001 (inception) through December 31, 2001, BRL Corp. had no expenses and its only revenue was interest income of $105.

RISK FACTORS

        As described in "Part I. Special Note Regarding Forward-Looking Statements," this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect us. Please see the public filings of UCI as it is the sole lessee of our equipment, as well as its parent company, UCH for additional risk factors relating to their business and operations, which may affect UCI's ability to make payments to us under the operating lease or UCH's ability to satisfy its guarantee obligations with respect to the operating lease.

Risks Relating to Our 8 7/8% Senior Secured Notes

  Our ability to make interest payments or repay at maturity our 8 7/8% Senior Secured Notes is dependent on our receipt of lease payments from our lessee under our only lease.

        Our only source of revenue to make payments on our 8 7/8% notes comes from lease payments paid to us by UCI, the sole lessee of our equipment. UCI's ability to fulfill its obligations to us under the operating lease depends on UCI's operating performance, cash flow and capital resources, which is subject to prevailing industry-specific and general economic conditions along with many financial, business, regulatory and other factors beyond its control. In addition, several specific factors could adversely affect UCI, as our sole lessee, and prevent it from fulfilling its obligations to us under the operating lease, including:

  •
  our lessee's significant debt and operating lease obligations, which in some cases may be subject to interest rate fluctuations, and ability to incur additional debt in the future;

  •
  our lessee's existing financing arrangements, which contain restrictions that may limit its ability to finance future operations, engage in attractive business transactions or make payments to us under the operating lease and may permit lenders or lessors to accelerate the related obligations as well as any other obligations that have cross accelerations or cross-default provisions;

  •
  our lessee's ability to successfully implement and continue to make substantial capital investments in its business strategy, which may reduce funds available for lease payments, including its obligation at the end of the term of our operating lease, and other operations;

  •
  our lessee's ability to successfully integrate the businesses that it acquires, which could cause it not to realize all of the expected benefits of its acquisitions, including cost savings;

  •
  our lessee's international operations, which are subject to global economic and political conditions, significant fluctuations in the value of the U.S. dollar, changes in legal or regulatory requirements in other countries and other risks that are difficult to predict;

  •
  our lessee's dependence on particular component suppliers and vulnerability to product shortages and price increases;

  •
  that most of our lessee's compressor leases with its customers have short initial terms, and it may not recoup the cost of its investments in the compressors if it is unable to subsequently lease the compressors to customers;

  •
  significant competition in the contract compression industry that may cause our lessee to lose its market share;

  •
  that our lessee does not insure against all potential losses and could be seriously harmed by unexpected liabilities; and

  •
  our lessee's operations are subject to substantial environmental regulations, and changes in these regulations could increase its costs or liabilities.

  The value of the equipment securing the notes may not be sufficient to cover the obligations owed under the notes.

        Our 8 7/8% senior secured notes are secured by collateral consisting of a perfected first priority security interest in the equipment covered by the operating lease, which includes equipment which had an appraised fair market value as of February 9, 2001 of approximately $427 million, and additional equipment with an appraised fair market value as of October 23, 2001 of approximately $122 million. Our 8 7/8% senior secured notes are also secured by an assignment of our operating lease with UCI and the related lease guarantee of UCH, its parent company. If there is a payment default under the operating lease and the related lease guarantee such that UCI and UCH do not have sufficient cash and capital resources available to pay their obligations, holders of our notes will have to look to the value that can be realized from the equipment. The realizable value of the equipment may not be equal to its appraised value. The equipment secures not only all notes issued pursuant to the indenture, but also our term loan on a pro rata basis with the notes.

        American Appraisal Associates, Inc., an independent appraisal firm, appraised the equipment securing our notes at the time they were issued. You should not place undue reliance on the appraisals. The appraisals rely on specific assumptions and methodologies and may not accurately reflect the current or future market value of the equipment. Appraisals based on different assumptions or methodologies may result in materially different valuations from those in the appraisals.

        An appraisal is only an estimate of value. The proceeds realized upon a future sale of any of the equipment may be less than the appraised value of that equipment. If the remedies after a default are exercised under the operating lease, the value of the equipment will depend on a number of factors, including:

  •
  market and economic conditions at that time,

  •
  the supply of similar types of equipment,

  •
  the availability of buyers for the equipment, and

  •
  the condition of the equipment.

        The proceeds realized upon any exercise of remedies following a default may not be sufficient to fully satisfy amounts owing on our notes.

  The assets and sources of revenue available to repay our notes and satisfy the claims of our noteholders are limited, as we have no assets other than the equipment, and no source of revenue other than the payments under the operating lease and the lease guarantee.

        The notes are our obligations and are secured only by a perfected first priority security interest in the equipment and an assignment of the operating lease and the related lease guarantee. The notes are not obligations of UCI or UCH. We have no source of revenue other than the payments under the operating lease and the related lease guarantee. None of our partners nor any of their respective affiliates, nor any of their incorporators, officers, directors, shareholders, managers or employees will guarantee the payment of the notes or have any obligation with respect to the notes. Therefore, the holders of the notes and the trustee under the indenture will have recourse only against us, as the issuers, and against the collateral for the benefit of the noteholders. If UCI defaults under the operating lease and UCH defaults under the related lease guarantee provision in the participation agreement, we may not be able to perform our obligations under the indenture.

  If UCI declares bankruptcy and the operating lease is rejected, there may be insufficient funds or collateral to repay our notes.

        The operating lease is an executory contract. If UCI were to become a debtor in a bankruptcy or reorganization case under the federal bankruptcy laws, the right to exercise virtually all remedies against UCI could be postponed by the bankruptcy court, including the right to proceed against the equipment, or against UCI under the operating lease. In addition, UCI (or its bankruptcy trustee) could reject the operating lease. If this happens, distributions payable on any claim for damages under the operating lease (after giving effect to any limitation that may be imposed on a damage claim under bankruptcy law) in a bankruptcy case may not be sufficient to cover the payments due to us under the operating lease and result in repayment of our notes. However, the operating lease contains provisions that permit a bankruptcy court in a bankruptcy of UCI to consider the operating lease a senior secured financing of UCI. Rejection of the operating lease by UCI or its bankruptcy trustee would not deprive our noteholders of their security interest in the equipment. However, if the equipment is sold in a distress sale, either individually or as a whole, upon foreclosure or other exercise of remedies, the sale proceeds may not be sufficient to satisfy the obligations under our notes. Further, any such sale could be restricted if we were also involved in a bankruptcy proceeding.

  The protection afforded to our noteholders by the lease guarantee is limited, as UCH, the guarantor, is a holding company that depends on its subsidiaries, including UCI, for funds to meet its lease guarantee obligations, and UCI may be unable to fund payments to UCH.

        UCH, the guarantor under the lease guarantee, is a holding company that conducts its operations through its operating subsidiary, UCI, and UCI's subsidiaries. As a holding company, UCH has no significant assets other than the stock of its subsidiaries. As a result, UCH depends on funds received from UCI to meet its obligations under the lease guarantee. Various provisions of the operative documents (and other financing documents to which UCI is a party or may become a party in the future) limit the ability of UCI to make payments to UCH. Accordingly, UCH may not be able to make its payments under the lease guarantee. If UCH were to become a debtor in a bankruptcy case under the federal bankruptcy laws, the right to exercise all remedies against UCH under the lease guarantee would be stayed.

  There are limitations on the right to accelerate payments under the operating lease and to foreclose on the equipment leased pursuant to the operating lease.

        Events of default under the indenture governing our notes are different in some ways from the events of default under our operating lease with UCI. Accordingly, even though the trustee under the indenture will be entitled to accelerate the notes if there is an event of default under the indenture, BRL, as the lessor under the operating lease, would not be entitled to accelerate the lease payments or exercise any of its other remedies under the operating lease unless there was an event of default under the operating lease. If a default occurs under the indenture without a corresponding default under the operating lease, we would have no source of repayment of the notes upon acceleration of the notes by the trustee. Further, unless there is an event of default under the operating lease, the lessor will have no recourse against UCH under the lease guarantee.

  Obligations under the operating lease are effectively subordinated to UCI's secured obligations and to all indebtedness and other liabilities of UCI's subsidiaries.

        Our 8 7/8% notes are our obligations and are not guaranteed by UCH or UCI. Our ability to make payments under the notes depends entirely on the timely receipt of payments from UCI under the operating lease.

        The participation agreement permits UCI to incur additional indebtedness (including secured indebtedness) and other operating lease obligations that may be secured. In addition, the operative documents with respect to our operating lease facility permit it to transfer assets to subsidiaries. If UCI becomes insolvent or is liquidated, or if payment of amounts outstanding under any of those obligations is accelerated, the obligees would have the remedies available to a secured party under applicable law and have a claim on those assets (and the proceeds from any sale of those assets) before we or our noteholders would. There can be no assurance that the liquidation value of the assets, if any, that are not pledged under UCI's other financing or lease arrangements, together with the value of its equity in its subsidiaries and any remaining proceeds from the pledged assets (after the obligations to the applicable pledgees have been satisfied) will be sufficient for UCI to satisfy its obligations under our operating lease or for UCH to satisfy its obligations under the related lease guarantee.

  In addition to the risks discussed above with respect to bankruptcy of UCI or UCH, if we declare bankruptcy, your rights against us may be limited.

        If we were involved in a bankruptcy proceeding, the right to exercise virtually all remedies against us would be stayed. This would include the right to proceed against the collateral, in which a priority interest is held by the collateral agent in the equipment that is subject to the operating lease for the benefit of our noteholders and the lenders under our term loan. A bankruptcy court could recharacterize the operating lease facility as a secured financing of UCI. In addition, the bankruptcy court could permit the use of payments under the operating lease for purposes other than making payments on our notes, and could reduce the amount or modify the timing of payments due under the notes or the operating lease, including by rejecting the operating lease. We cannot incur any indebtedness other than our 8 7/8% notes and our term loan. Nonetheless, UCI's obligations to pay rent under the operating lease would not be reduced as a result of a bankruptcy of us so long as the operating lease and related documents are not affected by that bankruptcy.

  Other creditors may have prior liens on the collateral that could reduce or eliminate the amount of collateral securing our notes.

        In general, the priority of the liens on a particular item of collateral securing the operating lease is determined by the time that the security interest in that item of collateral is perfected. Creditors such as purchase money lenders may be entitled to a prior claim to someone, such as the collateral agent, even if that person has previously perfected a security interest in the collateral. Furthermore, liens such as landlords', warehousemen's and materialmen's liens and tax liens may by law have priority over the liens granted for the noteholders in the collateral.

        We do not believe there are any material prior liens on the collateral securing claims of anyone that is not a party to the operating lease. However, additional prior claims may arise by law and a bankruptcy court or other court may refuse, on equitable or other grounds, to enforce the terms of the operating lease and the participation agreement against the other creditors party to those agreements. If this were to happen, the claims of the other creditors against the collateral could be prior to the noteholders.

  The right of our noteholders to be repaid would be adversely affected if a court determined that we issued the notes or that UCI entered into the operating lease or UCH entered into the guarantee obligations for inadequate consideration or with the intent to defraud creditors.

        Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer laws, the operating lease and the related lease guarantee could be voided, or claims under the operating lease or the lease guarantee could be subordinated to all other obligations of the obligor, if the obligor, at the time it incurred the obligations under the operating lease or the lease guarantee:

  •
  incurred the obligations with the intent to hinder, delay or defraud creditors; or

  •
  received less than reasonably equivalent value in exchange for incurring those obligations; and

  •
  was insolvent or rendered insolvent by reason of that incurrence; or

  •
  was engaged in a business or transaction for which the obligor's remaining assets constituted unreasonably small capital; or

  •
  intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.

        A legal challenge to the obligations under the operating lease or the related lease guarantee on fraudulent conveyance grounds could focus on any benefits received in exchange for the incurrence of those obligations. We believe that UCI and UCH received reasonably equivalent value for incurring the obligations under the operating lease and the lease guarantee, but a court may disagree with our conclusion or elect to apply a different standard in making its determination.

        The measures of insolvency for purposes of the fraudulent transfer laws vary depending on the law applied in the proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

  •
  the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets,

  •
  the present fair saleable value of its assets was less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature, or

  •
  it could not pay its debts as they become due.

        Based on historical financial information, recent operating history and other factors, we believe that after entering into the operating lease and the lease guarantee, UCI and UCH were not insolvent, did not have unreasonably small capital for the business in which they are engaged and will not have incurred debts beyond their ability to pay those debts as they mature. Because the question of whether a transaction is a fraudulent conveyance is fact-based and fact-specific, a court may not agree with us. Our counsel has not expressed any opinion as to federal or state laws relating to fraudulent transfers.

  UCI may not have the funds necessary to purchase the equipment subject to the operating lease to provide us with funds to repurchase our notes upon a change of control as required by the indenture, the participation agreement and the operating lease.

        If UCI undergoes a "change of control," we must offer to buy back all notes issued pursuant to our indenture for a price equal to 101% of the principal amount plus accrued and unpaid interest as of the repurchase date. UCI may not have sufficient funds available to purchase equipment from us to allow us to make the required repurchases of the notes if a change of control occurs, or sufficient funds to pay its other debts. UCI's revolving credit facility and asset-backed securitization operating lease facility and 9 7/8% senior discount notes also require it to repay or offer to repurchase those obligations upon a change of control. If UCI fails to purchase equipment to provide us funds to repurchase the notes presented to us for repurchase upon a change of control, it will be a default by it under the operating lease, and a default by us under the indenture. Any future obligations that our lessee incurs may also contain restrictions on repurchases in the event of a change of control or similar event, or on its ability to fund any such repurchase. These repurchase restrictions may delay or make it harder for others to obtain control of UCI.

  You cannot be sure that an active trading market will exist for our notes.

        There is currently a limited trading market for our notes. We do not intend to list the notes on any securities exchange. No affiliate of ours will make a market in our notes, and an active trading market for the notes may never develop.

        The liquidity of any market for our notes from time to time depends upon various factors, including:

  •
  the number of holders of the notes;

  •
  the interest of securities dealers in making a market for the notes;

  •
  the overall market for high-yield securities;

  •
  our financial performance and prospects, as well as those of our lessee; and

  •
  the prospects for companies in the contract compression industry generally.

        Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities like our notes. The market for our notes, if any, may be subject to similar disruptions. Any such disruptions could adversely affect the holders of our notes.

Risks Inherent in the Contract Compression Industry

        UCI depends on strong demand for natural gas, and a prolonged, substantial reduction in this demand could adversely affect the demand for our equipment.

        Gas compression operations are significantly dependent upon the demand for natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the demand for natural gas would, in all likelihood, depress the level of production, exploration and development activity and result in a decline in the demand for UCI's compression services that uses our equipment. These events could materially adversely affect UCI's business, results of operations and financial condition and its ability to satisfy its obligations under the operating lease.

  Future terrorist attacks or responses thereto could adversely affect our company.

        The impact of future events arising as a result of the terrorist attacks on the United States on September 11, 2001, or any terrorist attacks that may occur in the future, including military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the United States economy, the global economy, global financial markets and our business cannot presently be determined with any accuracy.

  You should not place undue reliance on forward-looking statements, as actual results may differ materially from those anticipated in the forward-looking statements.

        This report contains forward-looking statements about our operations, economic performance and financial condition. These statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to some market risk due to the floating or variable interest rates under the term loan and preferred equity return. As of December 31, 2001, we had $450 million outstanding principal amount under our 8 7/8% senior secured notes, which bear interest at a fixed rate, and approximately $82.7 million outstanding under a term loan agreement, which bears interest at floating rates. Interest payments on the term loan and preferred equity return are based on LIBOR plus a variable amount. The one-month LIBOR rate at December 31, 2001 was 1.876%. A 1.0% increase in interest rates would result in approximately $827 thousand annual increase in interest expense. Under the terms of the operating lease with UCI, an increase in interest expense would result in a similar increase in lease payments to us.

        The estimated fair value of our 8 7/8% senior secured notes due 2008 was approximately $462.0 million as of December 31, 2001. The estimated fair value amount has been determined by us based on the discounted future cash flows.

ITEM 8. Financial Statements and Supplementary Data

        The consolidated statements of BRL and BRL Corp. included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of BRL

        BRL is a limited partnership and, as such, is governed and managed by its general partner, BRL Universal Equipment Management, Inc. The following table sets forth the name, age and position of each of the directors and executive officers of BRL Universal Equipment Management, Inc. as of March 1, 2002. The persons listed below hold similar positions with BRL Equipment Corp.

Name	Age	Position	Director Since
Gregory C. Greene	44	President and Sole Director	2001
Daniel D. Boeckman	42	Executive Vice President and Secretary	*
Lucy Burgoon	40	Vice President, Controller and Assistant Secretary	*

*
Not applicable.

        Gregory C. Greene.    Mr. Greene has been President of Headwater Holdings, Inc. since 1992. Headwater Holdings, Inc. is the general partner of Headwater Investments, L.P., which is the general partner of Brazos River Leasing, L.P., which is the sole shareholder of BRL Management. Mr. Greene is a graduate of St. John's University and has an MBA from Vanderbilt University. Mr. Greene has been involved in structured financing transactions and real estate related activities for over 15 years. He has been actively involved with asset financing from many perspectives including as an investment banker structuring collateralized mortgage obligations and asset based securities; as a merchant banker for multi-property, multi-state conduit financings; as an investor in and structuror of multi-state, multi-property lease transactions; and as an owner and developer of commercial, multi-family and industrial properties.

        Daniel D. Boeckman.    Mr. Boeckman is a graduate of the University of the South and Columbia University. Since 1993, Mr. Boeckman has been an officer of and, since 1998, President of, Turtle Creek Holdings, Inc., an investment company engaged in the acquisition and rehabilitation of distressed assets and the opportunistic acquisition and/or development of various types of real estate ranging from multifamily to commercial properties. Mr. Boeckman also manages private equity acquisitions for the Boeckman Family partnership.

        Lucy Burgoon.    Ms. Burgoon has been associated with Messrs. Greene and Boeckman since November 2000. From 1994 to 2000, Ms. Burgoon served as an accounting consultant with Jefferson Wells International, an international accounting consulting firm and accounting manager with Crow Holdings, an investment company holding assets for the Trammell Crow Family. Ms. Burgoon received her Accounting Degree from St. Mary's University and her MBA from the University of Texas at San Antonio. She is also a certified public accountant in Texas. Ms. Burgoon has experience practicing with a public accounting firm, serving as the controller of a regional office of a public company and responsibility for in-house accounting for private individuals and trusts.

ITEM 11. Executive Compensation

        BRL is a limited partnership, has no employees and is managed by its general partner, BRL Management. BRL Management and BRL's wholly-owned subsidiary, BRL Corp. each have the same three officers and one director who also serves as an officer. Officers and directors of BRL Management and BRL Corp. receive no compensation for their services as such.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation ("BRL Management"), and BRL's limited partners are Deutsche Bank A.G., New York Branch and First Union National Bank, affiliates of two of the initial purchasers of our 8 7/8% notes. Deutsche Bank is controlled by Deutsche Bank AG, a public bank holding company in Germany, and First Union National Bank is controlled by Wachovia Corporation, a publicly held entity traded on the New York Stock Exchange. BRL owns all of the outstanding common stock of its subsidiary, BRL Corp. Neither BRL nor BRL Corp. has any other class of equity securities or interests outstanding. BRL, BRL Corp. and BRL Management were formed under the laws of the State of Delaware on January 18, 2001.

ITEM 13. Certain Relationships and Related Transactions

        BRL paid affiliates $122,661 from inception through December 31, 2001, for services pursuant to the terms of the partnership and operating lease agreement.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)
The following documents are filed as part of this report:

          1.    Financial Statements—The financial statements of the Company listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

(b)
Reports on Form 8-K

        One report was filed on Form 8-K during the fourth quarter of fiscal 2001. The Current Report on Form 8-K was filed on November 6, 2001 to report under Item 2 the purchase of an additional

$122 million of domestic gas compression equipment from UCI with the proceeds from the issuance of $100 million of our 8 7/8% Senior Secured Notes due 2008, the borrowing of $18.3 million under the term loan and the $3.7 million additional equity investment in BRL.

(c)
Exhibits.

Exhibit No.	Description
3.1	Certificate of Limited Partnership of BRL Universal Equipment 2001 A, L.P. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302) ).
3.2	Certificate of Incorporation of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
3.3
First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of February 9, 2001 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of July 24, 2001 (incorporated by reference to Exhibit 3.3 to BRL Universal Equipment 2001 A, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of October 23, 2001 (incorporated by reference to Exhibit 3.1 to BRL Universal Equipment 2001 A, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Bylaws of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.1
Indenture, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008, including form of note (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.2
First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.1
Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
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
10.5
Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Tranche B Lenders (incorporated by reference to Exhibit 10.4 of to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.6
First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).
10.7
Engagement and Indemnity Letter, dated February 9, 2001, among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).
10.8
Engagement Letter Supplement, dated October 16, 2001, among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).

21.1
List of Subsidiaries of BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 dated March 20, 2001 (Filed No. 333-57302) ).
23.1*	Consent of Deloitte & Touche LLP.

*
Filed herewith

INDEPENDENT AUDITORS' REPORT

To the Partners of BRL Universal Equipment 2001 A, L.P.:

        We have audited the accompanying consolidated balance sheet of BRL Universal Equipment 2001 A, L.P. and subsidiary (the "Company") as of December 31, 2001, and the related consolidated statements of operations, partners' deficit, and cash flows for the period from January 18, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows and for the period from January 18, 2001 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s DELOITTE & TOUCHE
Dallas, TX
March 1, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001
ASSETS
RENTAL EQUIPMENT
Equipment	$549,000,000
Less accumulated depreciation	(21,959,999)

Net rental equipment	527,040,001
CASH AND CASH EQUIVALENTS	21,063
RECEIVABLES	13,539,998
DEBT ISSUANCE COSTS, NET	486,667

TOTAL	$541,087,729

LIABILITIES AND PARTNERS' EQUITY
INTEREST PAYABLE	$13,484,314
PAYABLE TO AFFILIATES	6,405
PAYABLE TO LIMITED PARTNERS	50,004
NOTES PAYABLE	532,667,917

Total liabilities	546,208,640
PARTNERS' DEFICIT	(5,120,911)

TOTAL	$541,087,729

See notes to consolidated financial statements.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 18 (INCEPTION) THROUGH DECEMBER 31, 2001
RENTAL REVENUE	$34,717,506
INTEREST EXPENSE ON RENTAL EQUIPMENT	(33,463,574)

Excess of rental income over interest expense on rental equipment	1,253,932
OPERATING EXPENSES	(122,661)
INTEREST INCOME	382

INCOME BEFORE DEPRECIATION	1,131,653
DEPRECIATION	(21,959,999)

NET LOSS	$(20,828,346)

See notes to consolidated financial statements.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
FOR THE PERIOD FROM JANUARY 18, 2001 (INCEPTION)
THROUGH DECEMBER 31, 2001

	LIMITED PARTNERS	BRL UNIVERSAL EQUIPMENT MANAGEMENT, INC.	TOTAL
ISSUANCE OF MEMBERSHIP UNITS	$13,082,250	$20,000	$13,102,250
Distribution	(1,000)	—	(1,000)
Preferred distribution return	(1,131,315)	—	(1,131,315)
Contribution	3,737,500	—	3,737,500
Net Loss	—	(20,828,346)	(20,828,346)

BALANCE DECEMBER 31, 2001	$15,687,435	$(20,808,346)	$(5,120,911)

See notes to consolidated financial statements.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 18 (INCEPTION) THROUGH DECEMBER 31, 2001
OPERATING ACTIVITIES:
Net loss	$(20,828,346)
Adjustments to reconcile net loss to net cash—provided by operating activities:
Depreciation	21,959,999
Amortization of debt issuance expense	13,333
Accretion of bond premium	(13,333)
Changes in operating assets and liabilities:
Receivables	(13,539,998)
Interest payable	13,484,314
Payable to affiliates	6,405

Net cash provided by operating activities	1,082,374

INVESTING ACTIVITIES:
Purchases of rental equipment	(549,000,000)
FINANCING ACTIVITIES:
Contributions from partners	16,839,750
Distribution to partners	(1,082,311)
Debt issuance costs	(500,000)
Proceeds from notes payable	532,681,250

Net cash provided by financing activities	547,938,689

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,063
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,979,620

Payable to limited partners	$50,004

See notes to consolidated financial statements.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        Organization—BRL Universal Equipment 2001 A, L.P. ("BRL") was formed on January 18, 2001, as a Delaware limited partnership. BRL and its wholly owned subsidiary, BRL Universal Equipment Corp. ("BRL Corporation" and, collectively with BRL, the "Company") were formed for BRL to purchase $427 million of domestic gas compression equipment in connection with an operating lease transaction. The purchase was financed by the issuance of $350 million of senior secured notes due 2008, coupled with bank borrowings and additional equity funding. The Company's equipment purchase, note issuance, additional financing, and equity funding occurred on February 9, 2001. On October 23, 2001, the Company purchased an additional $122 million of domestic gas compression equipment. The purchase was financed by the issuance of an additional $100 million of the Company's 8 7/8% senior secured notes due February 2008, coupled with bank borrowings and additional equity funding. Affiliates of the limited partners of BRL participated as purchasers of the additional senior secured notes and as lenders for the additional borrowings under the Company's term loan.

        BRL leases its gas compression equipment to Universal Compression, Inc. ("Universal") for a seven-year term under an operating lease with a term expiring February 8, 2008. In addition to rental payments, Universal is obligated to pay supplemental rent, costs, taxes, indemnities, and other amounts owing under the lease.

        The general partner of BRL is BRL Universal Equipment Management, Inc., a Delaware corporation. Deutsche Banc A.G., New York Branch and First Union National Bank are the limited partners. The initial limited partner investor withdrew from BRL and was repaid his capital contribution in February 2001. Net income or loss is allocated to the partners in accordance with the terms of the partnership agreement as amended. In July 2001, the partners amended the partnership agreement to retroactively allocate net losses for any fiscal year to the general partner and not to the limited partner.

        Principles of Consolidation—The consolidated financial statements include the accounts of BRL and its wholly owned subsidiary, BRL Corporation. Separate financial information of BRL Corporation is not required, as (a) BRL Corporation is a wholly owned finance subsidiary of BRL and constitutes BRL's only subsidiary and (b) BRL is a joint and several co-issuer of the 8 7/8% senior secured notes due 2008 co-issued by BRL Corporation (as discussed in Note 2). All material intercompany transactions and account balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations have been recorded.

        Rental Equipment—Equipment is carried at cost. Depreciation is calculated using the straight-line method, assuming a 20% salvage value and estimated useful lives of 15 years. Company management analyzes its equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company annually assesses whether it is probable that the value of the property at the end of the lease term will be less than the residual value guarantee. On the date the deficiency becomes probable, BRL will assess the probability of collection from the lessee of the residual value guarantee and would recognize a loss in the year in which it is determined that collection of the residual value guarantee is not probable.

        Environmental Liabilities—The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. The Company's management is not aware of any environmental remediation obligations that would affect the operations, financial position, or cash flows of the Company and, therefore, has made no loss accruals.

        Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash on deposit at banks and all highly liquid investments with a maturity of three months or less when purchased.

        Receivables—Receivables consist almost exclusively of rental receivables related to the operating lease. Receivables are recorded as the related revenues are earned according to the operating lease.

        Revenue Recognition—Rental revenues are recognized as earned over the terms of the operating leases. Rental revenues are based on the current rental rates, supplemental rent, and expenses payable under the operating lease for gas compression equipment leased from BRL to Universal.

        Income Taxes—No provision has been made for federal or state income taxes because the liability for such taxes from partnership activities is that of the partners rather than BRL. No provision for taxes has been made for BRL Corporation, since the taxable income is insignificant.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses as of and for the reporting periods. Actual results may differ from such estimates.

        Concentrations of Risk—The Company's revenue is derived from its leasing activities with Universal, an unrelated third-party lessee. The debt secured by these properties is recourse only to the rental equipment and the related operating lease with Universal. The recorded assets, obligations, and operations of the Company could be substantially affected if the Company's relationship with and/or the financial position of Universal is adversely affected.

        New Accounting Pronouncements—During 2001, the FASB issued SFAS No. 141 ("SFAS 141"), Business Combinations; SFAS No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets; SFAS No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations; and SFAS No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 became effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 did not affect the Company's financial position or results of operations. SFAS 142 and SFAS 144 are effective January 1, 2002, and SFAS 143 is effective January 1, 2003. Management believes the adoption of these statements will not impact the Company's financial position or results of operations.

2.    NOTES PAYABLE

        The notes payable at December 31, 2001, consist of the following borrowings:

Senior secured notes:
$450,000,000 fixed rate of 8.875% interest due semiannually due February 15, 2008	$450,000,000
Term loan:
$82,181,250 variable rate LIBOR or prime plus 3.25% (5.20% at December 31, 2001) interest due monthly (based on one-month LIBOR) due February 15, 2008	82,181,250
Unamortized premium, net	486,667

$532,667,917

        As limited partners of BRL, Deutsche Banc A.G., New York Branch and First Union National Bank, may receive return of capital payments for their equity investment in BRL upon certain repurchases or redemptions of the senior secured notes. Affiliates of such limited partners participated as initial purchasers of the senior secured notes and as lenders under the BRL term loan. Affiliates of such limited partners engage in transactions with, and perform services for, Universal in the ordinary course of business.

        Affiliates of BRL and a limited partner are participants in an asset-backed securitization facility with a subsidiary of Universal, as lessee.

        The notes are collateralized by all of the equipment covered by the operating lease. The indenture governing the notes contains covenants that, among other things, restrict the line of business and requires offers to repurchase the notes upon a change of control or certain asset sales.

        In accordance with the terms of the operating lease, Universal paid all of the issuance costs associated with the senior secured notes and the term loan in the initial $427 million purchase of equipment. The Company paid $500,000 of debt issuance costs from the proceeds of the premium associated with the senior secured notes and the term loan in the subsequent $122 million purchase of equipment. The debt issuance costs are amortized using the straight-line method, which approximates the interest method, over the term of the notes.

        In June 2001, the Company completed an exchange offer whereby the Company issued $350,000,000 aggregate principal amount of registered 8.875% senior secured notes due 2008 (the "New Notes") and Universal's related lease and guarantee obligations in exchange for $350,000,000 aggregate principal amount of previously outstanding 8.875% senior secured notes due 2008 (the "Old Notes"). The Old Notes were issued in February 2001 in a private placement transaction pursuant to Rule 144A under the Securities Act of 1933, as amended. The terms of the New Notes issued in the exchange offer are substantially identical to the terms of the Old Notes, except that the New Notes do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

3.    OPERATING LEASES

        The Company's equipment is rented to Universal under an operating lease. The lease payments equal the interest accrued on the senior secured notes, interest accrued on the bank borrowings, the margin payable to the general partner of BRL, and a return on partnership equity. The future minimum rentals (including any lease termination payments) to be received by BRL under the operating lease are estimated using interest rates and property balances applicable as of December 31, 2001, as follows:

2002	$45,620,000
2003	45,620,000
2004	45,620,000
2005	45,620,000
2006	45,620,000
Thereafter	499,421,000

$727,521,000

        At termination of the lease, Universal may (a) elect to purchase all of the equipment, (b) return the equipment to BRL subject to certain conditions, or (c) subject to certain provisions, renew the operating lease. Upon the expiration of the lease term, if Universal elects option (a) in the preceding sentence, Universal is required to pay the Company an amount sufficient to pay all amounts due under the notes payable (see Note 2) plus equity funded by the limited partners of BRL. If the Company refinances all of the notes, bank debt, and equity funding, then Universal has the option to renew the operating lease for ten renewal terms of one year each. The future minimum rental schedule above includes future amounts Universal is required to repay under the operating lease.

4.    RELATED PARTY TRANSACTIONS

        The Company paid affiliates $122,661 from inception through December 31, 2001, for services pursuant to the terms of the partnership and operating lease agreement.

5.    SUBSEQUENT EVENTS

        In March 2002, the Company completed an exchange offer to exchange the previously issued $100,000,000 aggregate principal amount of 8 7/8% senior secured notes with registered senior secured notes due in 2008 in a transaction similar to the exchange in June 2001 (see Note 2). The terms of the new registered notes issued in the exchange offer are substantially identical to the original notes, except that the new registered notes do not restrict transfer and were issued free of any covenants regarding exchange and registration rights.

6.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the quarterly results of operations for the period from January 18, 2001 (inception) through December 31, 2001:

	First* Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental Income	$5,393,241	$9,490,853	$9,223,298	$10,610,114
Interest expense on rental equipment	(5,186,743)	(9,117,204)	(8,893,543)	(10,266,084)
Depreciation and amortization	(3,795,556)	(5,693,333)	(5,693,333)	(6,777,777)
Net loss	(3,598,971)	(5,370,062)	(5,395,845)	(6,463,468)

*
For the period January 18, 2001 (inception) through March 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
By:	BRL Universal Equipment Management, Inc., Its General Partner
By:	/s/ GREGORY C. GREENE Gregory C. Greene President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory C. Greene and Robert R. Veach, Jr., or either one of them, and any agent for service named in this Registration Statement and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended and any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, their, or his or her, substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on April 1, 2002.

Signature	Title

/s/ GREGORY C. GREENE Gregory C. Greene	President and Sole Director (Principal Executive Officer)
/s/ LUCY BURGOON Lucy Burgoon	Vice President, Controller and Assistant Secretary (Principal Financial Officer and Accounting Officer)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

BRL UNIVERSAL EQUIPMENT CORP.
By:	/s/ GREGORY C. GREENE Gregory C. Greene President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory C. Greene and Robert R. Veach, Jr., or either one of them, and any agent for service named in this Registration Statement and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended and any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, their, or his or her, substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on April 1, 2002.

Signature	Title

/s/ GREGORY C. GREENE Gregory C. Greene	President and Sole Director (Principal Executive Officer)
/s/ LUCY BURGOON Lucy Burgoon	Vice President, Controller and Assistant Secretary (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Limited Partnership of BRL Universal Equipment 2001 A, L.P. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302) ).
3.2	Certificate of Incorporation of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
3.3
First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of February 9, 2001 (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of July 24, 2001 (incorporated by reference to Exhibit 3.3 to BRL Universal Equipment 2001 A, L.P.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of BRL Universal Equipment 2001 A, L.P. dated as of October 23, 2001 (incorporated by reference to Exhibit 3.1 to BRL Universal Equipment 2001 A, L.P.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
3.6	Bylaws of BRL Universal Equipment Corp. (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
4.1
Indenture, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Indenture Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008, including form of note (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
4.2
First Supplemental Indenture, dated as of September 11, 2001, among BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp., as Issuers, and The Bank of New York, as Trustee, with respect to the 8 7/8% Senior Secured Notes due 2008 (incorporated by reference to Exhibit 4.1 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2001).
10.1
Equipment Lease Agreement with respect to the senior secured notes operating lease facility, dated as of February 9, 2001, between BRL Universal Equipment 2001 A, L.P., as Lessor, and Universal Compression, Inc., as Lessee (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
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
10.5
Tranche B Loan Agreement, dated as of February 9, 2001, among BRL Universal Equipment 2001 A, L.P., as Borrower, Bankers Trust Company, as Administrative Agent and Collateral Agent, and The Tranche B Lenders (incorporated by reference to Exhibit 10.4 of to Registration Statement on Form S-4 dated March 20, 2001 (File No. 333-57302)).
10.6
First Amendment to Tranche B Loan Agreement, dated as of October 15, 2001, among BRL Universal Equipment 2001 A, L.P., Bankers Trust Company, as Administrative Agent for Tranche B Lenders and as Collateral Agent (incorporated by reference to Exhibit 10.4 of Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).
10.7
Engagement and Indemnity Letter, dated February 9, 2001, among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Goldman Sachs & Co., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).
10.8
Engagement Letter Supplement, dated October 16, 2001, among Universal Compression, Inc., Universal Compression Holdings, Inc., Deutsche Banc Alex. Brown Inc., First Union Securities, Inc., Banc One Capital Markets, Inc., Scotia Capital (USA), Inc., BRL Universal Equipment 2001 A, L.P., and BRL Universal Equipment Corp (incorporated by reference to Exhibit 10.6 to Universal Compression Holdings, Inc.'s Current Report on Form 8-K dated October 24, 2001).
21.1
List of Subsidiaries of BRL Universal Equipment 2001 A, L.P. and BRL Universal Equipment Corp. (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-4 dated March 20, 2001 (Filed No. 333-57302)).
23.1*	Consent of Deloitte & Touche LLP.

*
Filed herewith

QuickLinks

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART II
SELECTED HISTORICAL FINANCIAL DATA BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BRL UNIVERSAL EQUIPMENT 2001 A, L.P.
RISK FACTORS
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
PART I. FINANCIAL INFORMATION
BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET
BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT) FOR THE PERIOD FROM JANUARY 18, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
BRL UNIVERSAL EQUIPMENT 2001 A, L.P. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CASH FLOWS
BRL UNIVERSAL EQUIPMENT 2001 A, L.P. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX